Form 10-Q
period 2021-06-30
N-able, Inc.
filed 2021-08-12
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-40297

N-able, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4069861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Edgewater Dr
Suite 306
Wakefield, Massachusetts 01880
(781) 328-6490
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NABL	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 5, 2021, 178,747,623 shares of common stock, par value $0.001 per share, were outstanding.

N-able, Inc.

Safe Harbor Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:
•expectations regarding our financial condition and results of operations, including revenue, revenue growth, revenue mix, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, cash flows and effective income tax rate;
•expectations regarding investment in product development and our expectations about the results of those efforts;
•expectations concerning acquisitions and opportunities resulting from our acquisitions;
•expectations regarding hiring additional personnel globally in the areas of sales and marketing and research and development;
•intentions regarding our international earnings;
•expectations regarding our capital expenditures;
•expectations regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and
•expectations regarding our spin-off from SolarWinds Corporation ("SolarWinds") into a newly created and separately traded public company.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to our spin-off from SolarWinds into a newly created and separately-traded public company, including that the spin-off could disrupt or adversely affect our business, results of operations and financial condition, that the spin-off may not achieve some or all of any anticipated benefits with respect to our business; that the distribution, together with certain related transactions, may not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, which could result in N-able incurring significant tax liabilities, and, in certain circumstances, requiring us to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement;
•the possibility that the global COVID-19 pandemic may adversely affect our business, results of operations and financial condition or the impact of the COVID-19 pandemic on the global economy or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;
•our ability to sell subscriptions to new MSP partners, to sell additional solutions to our existing MSP partners and to increase the usage of our solutions by our existing MSP partners, as well as our ability to generate and maintain MSP partner loyalty;
•any decline in our renewal or net retention rates;
•the possibility that general economic conditions or uncertainty cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic;
•the inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
•our inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our international operations;
•risks that cyberattacks, including the cyberattack on SolarWinds’ Orion Software Platform and internal systems announced by SolarWinds in December 2020, or the Cyber Incident, and other security incidents may result, in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ environments, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ security, the theft or misappropriation of our, our

MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business;
•our status as a controlled company;
•our ability to attract and retain qualified employees and key personnel as a standalone public company;
•the timing and success of new product introductions and product upgrades by N-able or its competitors;
•our ability to protect and defend our intellectual property and not infringe upon others’ intellectual property;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity; and
• such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report on Form 10-Q.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.
In this report “N-able,” “Company,” “we,” “us” and “our” refer to N-able, Inc. and its consolidated subsidiaries, and references to “SolarWinds” and “Parent” refer to SolarWinds Corporation.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Combined Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$49,600	$99,790
Accounts receivable, net of allowances of $652 and $751 as of June 30, 2021 and December 31, 2020, respectively	30,279	29,086
Income tax receivable	1,424	1,262
Prepaid and other current assets	9,491	5,584
Total current assets	90,794	135,722
Property and equipment, net	27,787	19,590
Operating lease right-of-use assets	33,579	13,697
Deferred taxes	3,313	2,982
Goodwill	860,496	874,083
Intangible assets, net	13,211	27,374
Other assets, net	9,611	6,287
Total assets	$1,038,791	$1,079,735
Liabilities and parent company net investment
Current liabilities:
Accounts payable	$174	$5,542
Due to affiliates	20,435	8,023
Accrued liabilities and other	21,823	21,976
Current operating lease liabilities	3,157	2,860
Accrued related party interest payable	438	2,477
Income taxes payable	2,212	4,447
Current portion of deferred revenue	9,462	9,502
Total current liabilities	57,701	54,827
Long-term liabilities:
Due to affiliates	304,030	372,650
Deferred revenue, net of current portion	120	168
Non-current deferred taxes	3,796	5,846
Non-current operating lease liabilities	39,459	14,641
Other long-term liabilities	410	406
Total liabilities	405,516	448,538
Commitments and contingencies (Note 7)
Parent company net investment:
Parent company net investment	598,196	582,206
Accumulated other comprehensive income	35,079	48,991
Total parent company net investment	633,275	631,197
Total liabilities and parent company net investment	$1,038,791	$1,079,735
The accompanying notes are an integral part of these Combined Financial Statements.

N-able, Inc.
Combined Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription and other revenue	$85,340	$73,424	$168,530	146,692
Cost of revenue:
Cost of revenue	11,783	9,241	23,087	18,527
Amortization of acquired technologies	1,037	6,132	3,741	11,876
Total cost of revenue	12,820	15,373	26,828	30,403
Gross profit	72,520	58,051	141,702	116,289
Operating expenses:
Sales and marketing	24,498	18,939	50,212	37,407
Research and development	12,501	10,077	24,543	21,520
General and administrative	21,364	9,632	41,592	21,529
Amortization of acquired intangibles	4,276	5,869	10,295	11,734
Total operating expenses	62,639	44,517	126,642	92,190
Operating income	9,881	13,534	15,060	24,099
Other expense:
Interest expense, net	(6,082)	(7,113)	(12,600)	(14,735)
Other (expense) income, net	(54)	96	(583)	(166)
Total other expense	(6,136)	(7,017)	(13,183)	(14,901)
Income before income taxes	3,745	6,517	1,877	9,198
Income tax expense	3,283	3,293	5,693	5,286
Net income (loss)	$462	$3,224	$(3,816)	$3,912
Net income (loss) available to common stockholders	$462	$3,224	$(3,816)	$3,912
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.00	$0.02	$(0.02)	$0.02
Diluted earnings (loss) per share	$0.00	$0.02	$(0.02)	$0.02
Weighted-average shares used to compute Net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share:	158,124	158,124	158,124	158,124
Shares used in computation of diluted earnings (loss) per share:	158,124	158,124	158,124	158,124
The accompanying notes are an integral part of these Combined Financial Statements.

N-able, Inc.
Combined Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$462	$3,224	$(3,816)	$3,912
Other comprehensive income (loss):
Foreign currency translation adjustment	5,407	8,959	(13,912)	(3,035)
Other comprehensive income (loss)	5,407	8,959	(13,912)	(3,035)
Comprehensive income (loss)	$5,869	$12,183	$(17,728)	$877
The accompanying notes are an integral part of these Combined Financial Statements.

N-able, Inc.
Combined Statements of Changes in Parent Company Net Investment
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2021	$585,060	$29,672	$614,732
Net income	462	—	462
Change in cumulative translation adjustment	—	5,407	5,407
Stock-based compensation	4,274	—	4,274
Net transfers from Parent	8,400	—	8,400
Balance at June 30, 2021	$598,196	$35,079	$633,275

	Six Months Ended June 30, 2021
	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$582,206	$48,991	$631,197
Net loss	(3,816)	—	(3,816)
Change in cumulative translation adjustment	—	(13,912)	(13,912)
Stock-based compensation	9,023	—	9,023
Net transfers from Parent	10,783	—	10,783
Balance at June 30, 2021	$598,196	$35,079	$633,275

	Three Months Ended June 30, 2020
	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance at March 31, 2020	$564,184	$(5,417)	$558,767
Net income	3,224	—	3,224
Change in cumulative translation adjustment	—	8,959	8,959
Stock-based compensation	3,237	—	3,237
Net transfers from Parent	3,065	—	3,065
Balance at June 30, 2020	$573,710	$3,542	$577,252

	Six Months Ended June 30, 2020
	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2019	$557,119	$6,577	$563,696
Net income	3,912	—	3,912
Change in cumulative translation adjustment	—	(3,035)	(3,035)
Stock-based compensation	5,916	—	5,916
Net transfers from Parent	6,763	—	6,763
Balance at June 30, 2020	$573,710	$3,542	$577,252
The accompanying notes are an integral part of these Combined Financial Statements

N-able, Inc.
Combined Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(3,816)	$3,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,289	27,460
Provision for doubtful accounts	500	1,389
Stock-based compensation expense	9,023	5,916
Deferred taxes	(2,381)	(1,722)
Loss on foreign currency exchange rates	467	1,086
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,327)	(3,351)
Income tax receivable	(153)	51
Prepaid expenses and other assets	(6,117)	(778)
Accounts payable	(5,336)	(235)
Due to and from affiliates	12,184	5,440
Accrued liabilities and other	5,118	2,228
Accrued related party interest payable	(2,039)	6,222
Income taxes payable	(2,197)	(1,993)
Deferred revenue	(126)	2
Net cash provided by operating activities	23,089	45,627
Cash flows from investing activities
Purchases of property and equipment	(12,757)	(4,153)
Purchases of intangible assets	(2,252)	(1,835)
Net cash used in investing activities	(15,009)	(5,988)
Cash flows from financing activities
Repayments of borrowings due to affiliates	(68,620)	(21,750)
Net transfers from Parent	10,783	6,763
Net cash used in financing activities	(57,837)	(14,987)
Effect of exchange rate changes on cash and cash equivalents	(433)	(2,387)
Net (decrease) increase in cash and cash equivalents	(50,190)	22,265
Cash and cash equivalents
Beginning of period	99,790	39,348
End of period	$49,600	$61,613

Supplemental disclosure of cash flow information
Cash paid for interest	$14,640	$8,517
Cash paid for income taxes	$9,816	$8,237

Supplemental disclosure of non-cash activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$21,235	$5,765
The accompanying notes are an integral part of these Combined Financial Statements.

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

1. Organization and Nature of Operations
Background
On August 6, 2020, SolarWinds Corporation ("SolarWinds" or "Parent") announced that its board of directors had authorized management to explore a potential spin-off of its managed service provider ("MSP") business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the "Separation").
On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the "Distribution") of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the "Record Date"). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,124,341 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,248,682 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”) (See Note 8. Subsequent Events for further details on the Private Placement). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange. The financial statements as of June 30, 2021 are prior to the Separation and thus prepared on a "carve out" basis as described below.
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries is a leading global provider of cloud-based software solutions for MSPs, enabling them to support digital transformation and growth within small and medium-sized enterprises ("SMEs"), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth, profitability and retention.
N-able qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
2. Summary of Significant Accounting Policies
Basis of Presentation
We prepared our interim Combined Financial Statements in conformity with United States of America generally accepted accounting principles ("GAAP") and the reporting regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying Combined Financial Statements include the accounts of N-able, Inc. and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The Combined Financial Statements at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Combined Balance Sheet at December 31, 2020 was derived from our audited financial statements. The results reported in these Combined Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement").

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

The Combined Statements of Operations include all revenues and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds. These corporate expenses have been allocated to us based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount. See Note 4. Relationship with Parent and Related Entities for further details. The allocated costs are deemed to be settled by N-able to SolarWinds in the period in which the expense was recorded in the Combined Statements of Operations. The Combined Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by SolarWinds. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of N-able by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to N-able’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).
The Combined Financial Statements include all assets and liabilities that reside in N-able legal entities. Assets and liabilities in shared entities were included in the stand-alone financial statements to the extent the asset or liability is primarily used by N-able. If N-able is not the primary user of the asset or liability, it was excluded entirely from the Combined Financial Statements. SolarWinds uses a legal entity approach to cash management and financing its operations. Accordingly, cash and cash equivalents, related party debt and related interest expense have been attributed to N‑able in the Combined Financial Statements only to the extent such items have been historically legally entitled within N-able legal entities. Any such items which exist in other entities, whether shared or otherwise, are outside of the control of the N-able business and have been excluded from the Combined Financial Statements.
SolarWinds maintains various stock-based compensation plans at a corporate level. N-able employees participated in those programs and a portion of the compensation cost associated with those plans is included in N-able’s Combined Statements of Operations. However, the stock-based compensation expense has been included within Parent company net investment. The amounts presented in the Combined Financial Statements are not necessarily indicative of future awards and may not reflect the results that N-able would have experienced as a stand-alone entity. See Note 4. Relationship with Parent and Related Entities for further details.
SolarWinds' third party debt and the related interest have not been allocated to us for any of the periods presented because SolarWinds' borrowings are primarily for corporate cash purposes and are not directly attributable to N-able. In addition, none of the N-able legal entities guarantee the debt nor are they jointly and severally liable for SolarWinds' debt.
Any transactions which have been included in the Combined Financial Statements from legal entities which are not exclusively operating as N-able legal entities are considered to be effectively settled in the Combined Financial Statements at the time the transaction is recorded between SolarWinds and the N-able business. The total net effect of the settlement of these intercompany transactions is reflected in the Combined Statements of Cash Flows as a financing activity and in the Combined Balance Sheets as Parent company net investment. Other transactions between N-able legal entities and other SolarWinds legal entities, to the extent such transactions have not been settled in cash as of the period-end date, are reflected in the Combined Balance Sheets as due to affiliates, and due from affiliates which is included within accounts receivable.
All of the allocations and estimates in the Combined Financial Statements are based on assumptions that management believes are reasonable. However, the Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of N-able in the future or if N-able had been a separate, stand-alone publicly traded entity during the periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions will continue to be provided by SolarWinds under a Transition Services Agreement. Additionally, we will provide some services to SolarWinds under such Transition Services Agreement.
Use of Estimates
The preparation of Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three and six months ended June 30, 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

•revenue recognition;
•income taxes; and
•management’s assessment of allocations.
Recently Adopted Accounting Pronouncements
As of June 30, 2021, there have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows from those that were disclosed in the Information Statement.
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.
The guidance establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by us.
Level 2: Inputs that are observable in the marketplace other than those inputs classified as Level 1.
Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.
The carrying amounts reported in our Combined Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. Our related party debt with SolarWinds Holdings, Inc. is not carried at fair value. See Note 4. Relationship with Parent and Related Entities for further details regarding our related party debt.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2020	$48,991	$48,991
Other comprehensive loss before reclassification	(13,912)	(13,912)
Net current period other comprehensive loss	(13,912)	(13,912)
Balance at June 30, 2021	$35,079	$35,079
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Subscription revenue	$82,821	$70,820	$163,492	$140,975
Other revenue	2,519	2,604	5,038	5,717
Total subscription and other revenue	$85,340	$73,424	$168,530	$146,692

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

During the three months and six months periods ended June 30, 2021 and 2020, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Revenue recognized at a point in time	$15,082	$13,917	$30,192	$28,611
Revenue recognized over time	$70,258	$59,507	$138,338	$118,081
Total revenue recognized	$85,340	$73,424	$168,530	$146,692

Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from annually billed subscription agreements and maintenance services associated with our historical sales of perpetual license products which are delivered over time. Certain of our maintenance agreements are billed annually in advance for services to be performed over a 12-month period. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement.
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2020	$9,670
Deferred revenue recognized	(8,465)
Additional amounts deferred	8,377
Balance at June 30, 2021	$9,582
We expect to recognize revenue related to remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$9,582	$9,462	$120	$—

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Amortization of acquired technologies	$1,037	$6,132	$3,741	$11,876
3. Goodwill

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

The following table reflects the changes in goodwill for the six months ended June 30, 2021:

(in thousands)
Balance at December 31, 2020	$874,083
Foreign currency translation	(13,587)
Balance at June 30, 2021	$860,496
4. Relationship with Parent and Related Entities
Historically, the N-able business has been managed and operated in the normal course of business consistent with other affiliates of SolarWinds. Accordingly, certain shared costs have been allocated to N-able and reflected as expenses in the Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical SolarWinds expenses attributable to N-able for purposes of the stand-alone financial statements. However, the expenses reflected in the Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N-able historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Combined Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.
General Corporate Overhead
SolarWinds provided facilities, information technology services and certain corporate and administrative services to the N-able business. Expenses relating to these services have been allocated to N-able and are reflected in the Combined Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. The following table summarizes the components of general allocated corporate expenses for the three and six months ended June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
General and administrative	$10,012	$4,637	$19,101	$9,388
Research and development	63	400	135	853
Sales and marketing	6	326	34	710
Cost of revenue	8	18	50	106
Total	$10,089	$5,381	$19,320	$11,057

Due to and from Affiliates
Due to affiliates within long-term liabilities in the Combined Balance Sheets represents N-able's related party debt due to SolarWinds Holdings, Inc. of $304.0 million and $372.7 million as of June 30, 2021 and December 31, 2020, respectively.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of June 30, 2021 and December 31, 2020, $203.5 million and $228.5 million in borrowings were outstanding, respectively.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of June 30, 2021 and December 31, 2020, $100.5 million and $144.2 million in borrowings were outstanding, respectively.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $6.1 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense related to the activity with SolarWinds Holdings, Inc. was $12.6 million and $14.7 million for the six months ended June 30, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Combined Statements of Cash Flows.

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

Due to affiliates within current liabilities comprises intercompany trade payables of $20.4 million and $8.0 million as of June 30, 2021 and December 31, 2020, respectively. Due from affiliates within accounts receivable comprises intercompany trade receivables which were $0.4 million and $0.3 million for the periods ended June 30, 2021 and December 31, 2020, respectively.
Equity-Based Incentive Plans
Certain of our employees participated in our Parent’s equity-based incentive plans. Under the SolarWinds Corporation 2016 Equity Incentive Plan (the "2016 Plan"), our employees, consultants, directors, managers and advisors were awarded stock-based incentive awards in a number of forms, including nonqualified stock options. The ability to grant any future equity awards under the 2016 Plan terminated in October 2018. Under the SolarWinds Corporation 2018 Equity Incentive Plan, our employees can be awarded stock-based incentive awards which includes non-statutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to our employees under the incentive plans generally vest over periods ranging from one to five years. We measure stock-based compensation for all stock-based incentive awards at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
Compensation costs associated with our employees’ participation in the incentive plans have been specifically identified for employees who exclusively support our operations and are allocated to us as part of the cost allocations from our Parent. Total costs charged to us related to our employees’ participation in our Parent’s incentive plans were $4.1 million and $3.1 million for the three months ended June 30, 2021 and 2020, respectively. Total costs charged to us related to our employees' participation in our Parent's incentive plans were $8.8 million and $5.7 million for the six months ended June 30, 2021 and 2020, respectively. We include the related expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Combined Statements of Operations, depending on the nature of the employee’s role in our operations.
Employee Stock Purchase Plan
Our eligible employees participated in our Parent’s 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP permited eligible participants to purchase SolarWinds' shares at a discount through regular payroll deductions of up to 20% of their eligible compensation during the offering period. The ESPP was typically implemented through consecutive six-month offering periods. The purchase price of the shares is 85% of the lesser of the fair market value of the closing price per share on the first day of the offering period and the fair market value of the closing price per share on the last day of the offering period. No participant may purchase more than $25,000 worth of common stock per calendar year.
Costs charged to us related to our employees’ participation in our Parent’s ESPP were $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. Costs charged to us related to our employees' participation in our Parent's ESPP were $0.3 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
5. Earnings Per Share
On July 19, 2021, the date of consummation of the Separation, SolarWinds distributed 158,124,341 shares of our common stock, par value $0.001 per share. The Distribution reflected 316,248,682 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation as all common stock was owned by SolarWinds prior to the Private Placement and the Distribution.
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Basic earnings (loss) per share
Numerator:
Net income (loss)	$462	$3,224	$(3,816)	$3,912
Net income (loss) available to common stockholders	$462	$3,224	$(3,816)	$3,912
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	158,124	158,124	158,124	158,124
Basic earnings (loss) per share	$0.00	$0.02	$(0.02)	$0.02

Diluted earnings (loss) per share
Numerator:
Net income (loss) available to common stockholders	$462	$3,224	$(3,816)	$3,912
Denominator:
Weighted-average shares used in computing diluted earnings (loss) per share	158,124	158,124	158,124	158,124
Diluted earnings (loss) per share	$0.00	$0.02	$(0.02)	$0.02
6. Income Taxes
For the three months ended June 30, 2021 and 2020, we recorded income tax expense of $3.3 million, respectively, resulting in an effective tax rate of 87.7% and 50.5%, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax expense of $5.7 million and $5.3 million, respectively, resulting in an effective tax rate of 303.3% and 57.5%, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2021, we did not have any accrued interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2020 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the three months ended March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years closed with immaterial adjustments. We are not currently under audit in any other taxing jurisdictions.
7. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our Combined Financial Statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
8. Subsequent Events
Credit Facilities

In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities

N-able, Inc.
Notes to Combined Financial Statements (Unaudited)

(the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
Private Placement
On July 11, 2021, the Company entered into a definitive agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”) in connection with a private placement of N-able’s common stock (the “Private Placement”) in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). On July 19, 2021, prior to the completion of the Distribution, the Company closed the Private Placement of 20,623,282 shares of common stock at a purchase price of $10.91 per share. In consideration of the shares of common stock issued in the Private Placement, the Company received gross proceeds of approximately $225.0 million before deducting placement agent fees and other transaction-related expenses payable by the Company. On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $216.0 million, representing the net proceeds from the Private Placement to SolarWinds.

Separation and Distribution

On July 19, 2021, SolarWinds completed the Separation through the Distribution of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on the Record Date of July 12, 2021. As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange. See Note 1. Organization and Nature of Operations for further details on the Separation and Distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Combined Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in "Item 1A. Risk Factors" below for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
Overview
N-able, Inc., a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based software solutions for managed service providers ("MSPs"), enabling them to support digital transformation and growth within small and medium-sized enterprises ("SMEs"), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth, profitability and retention.
Separation from SolarWinds

On August 6, 2020, SolarWinds Corporation ("SolarWinds" or "Parent") announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the "Separation").

On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the "Distribution") of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the "Record Date"). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,124,341 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,248,682 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”) (See Note 8. Subsequent Events for further details on the Private Placement). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange. The financial statements as of June 30, 2021 are prior to the Separation and thus prepared on a "carve out" basis as described below.

The Combined Financial Statements at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Combined Balance Sheet at December 31, 2020 was derived from audited financial statements. The results reported in these Combined Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement"). See Note 2. Summary of Significant Accounting Policies and Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for further details.
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business is uncertain. SolarWinds, of which we were a part, initially responded to the COVID-19 pandemic by executing its business continuity plan and transitioning nearly all of its workforce to a remote work environment to prioritize the safety of its personnel. Substantially all of our workforce is still working remotely and, to date, we have not incurred significant disruptions to our business operations as a result of this transition.
We believe that the COVID-19 pandemic creates both opportunities and challenges for our business. As a result of the pandemic, we have seen an acceleration of digital transformation efforts among SMEs with increased demand for secure, modern remote work environments. We believe this will support long-term demand for services offered by our MSP partners. The pandemic also has resulted in significant volatility, uncertainty and disruption in the global economy, in particular for SMEs. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, we began to see improvement in our business, primarily as a result of better stability in our MSP partner base, expansion with certain existing MSP partners and the addition of new MSP partners.
We are unable to predict the long-term impact that the pandemic may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities around the world in response to the pandemic, the impacts on the businesses of our MSP partners and their customers and other factors identified in the section entitled Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We will continue to evaluate the nature and extent of the impacts of the COVID-19 pandemic on our business, results of operations and financial condition.
SolarWinds Cyber Incident

As previously disclosed, SolarWinds was the victim of a cyberattack on its Orion Software Platform and internal systems, or the Cyber Incident. SolarWinds has not identified Sunburst in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions. SolarWinds, together with its partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident. As SolarWinds previously disclosed in its investigatory updates, it has substantially completed this process and believes the threat actor is no longer active in its environments.

In response to the Cyber Incident and in connection with the separation, we are working to further enhance security, monitoring and authentication of our solutions. Specifically, we have implemented in-product security enhancements to the N-able portfolio of products, including, multi-factor authentication, unified single sign-on services, and secure secret vaults. We have also introduced new identity and access controls, scanning and remediation technologies and standards and monitoring tooling across our enterprise IT and production environments. We expect to incur additional expenses in future periods related to continued enhancements to our security measures across our solutions.

Of the expenses SolarWinds recorded related to the Cyber Incident through June 30, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of June 30, 2021. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation Agreement, SolarWinds would indemnify us for costs we may incur.

We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In the first half of 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the first half of 2021, we believe that the adverse impacts of the Cyber Incident on our financial results will diminish over time in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
Results of Operations
Throughout the periods covered by the Combined Financial Statements, we operated as a part of SolarWinds. Therefore, stand-alone financial statements have not historically been prepared for us. The accompanying historical Combined Financial Statements have been prepared from SolarWinds’ historical accounting records and are presented on a stand-alone basis as if our business’ operations had been conducted independently from SolarWinds. The Combined Financial Statements present our historical results of operations in accordance with GAAP.
N-able comprises certain stand-alone legal entities for which discrete financial information is available. As SolarWinds records transactions at the legal entity level, for the legal entities which are shared between the N-able business and other SolarWinds operations for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to us as discussed in Note 1. Organization and Nature of Operations of the Notes to Combined Financial Statements.
Our Combined Statements of Operations include all revenue and costs directly attributable to us as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds. These corporate expenses have been allocated to our business based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount where appropriate. These allocations are primarily reflected within operating expenses in our Combined Statements of Operations. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a stand-alone company during the periods prior to the separation or of the costs we will incur in the future. See Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for further details of the allocated costs.
Second Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $85.3 million and $73.4 million for the three months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, we had approximately 25,000 customers. Additionally, as of June 30, 2021, we had 1,647 MSP partners with annualized recurring revenue ("ARR") over $50,000 on our platform, up from 1,252 as of June 30, 2020, representing an increase of 32%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 38% of our total ARR as of June 30, 2020 to 46% of our total ARR as of June 30, 2021. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended June 30, 2021 was $0.5 million compared to net income of $3.2 million for the three months ended June 30, 2020. The reduction in net income for the three months ended June 30, 2021 was primarily due to an increase in costs associated with our separation from SolarWinds. Our Adjusted EBITDA was $28.2 million and $31.5 million for the three months ended June 30, 2021 and 2020, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2021 and 2020, cash flows from operations were $9.9 million and $33.6 million, respectively. Our cash flows from operations were reduced by cash payments for interest on our long-term debt of $11.4 million for the three months ended June 30, 2021 and cash payments for income taxes of $2.6 million and $2.7 million for the three months ended June 30, 2021 and 2020, respectively.
Components of Our Results of Operations
Revenue
Our revenue consists of the following:
•Subscription Revenue. We primarily derive subscription revenue from the sale of subscriptions to the SaaS solutions that we host and manage on our platform. Our subscriptions provide access to the latest versions of our software platform, technical support and unspecified software upgrades and updates. Subscription revenue for our SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the MSP partner or when we have the right to invoice for services performed. In addition, our subscription revenue includes sales of our self-managed solutions, which are hosted and managed by our MSP partners. Subscriptions of our self-managed solutions include term licenses, technical support and unspecified software upgrades. Revenue from the license performance obligation of our self-managed solutions is recognized at a point in time upon delivery of the access to the licenses and revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based license arrangements is recognized ratably over the agreement period. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.
•Other Revenue. Other revenue consists primarily of revenue from the sale of our maintenance services associated with the historical sales of perpetual licenses. MSP partners with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their solutions on a when-and-if-available basis for the specified agreement period. We expect maintenance revenue to decrease as a proportion of our total revenue over time.
Cost of Revenue
•Cost of Revenue. Cost of revenue consists of technical support personnel costs, public cloud infrastructure and hosting fees, royalty fees and an allocation of overhead costs for our subscription revenue and maintenance services. We allocate facilities, depreciation, benefits and IT costs based on headcount.
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early 2016 and our acquisitions.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. SolarWinds provides facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Combined Financial Statements. The total number of employees fully dedicated to our business was 1,327, 1,177, and 1,067 as of June 30, 2021, December 31, 2020, and June 30, 2020, respectively. Our stock-based compensation expense increased during the three and six months ended June 30, 2021 as compared to the corresponding periods of the prior fiscal year due to equity awards granted to employees. In addition, our stock-based compensation expense increased during the three and six months ended June 30, 2021 as compared to the corresponding periods of the prior fiscal year due to modifications to certain stock awards during the year to amend award terms and eliminate performance vesting conditions applicable to such awards. Our travel costs declined in 2020 due to COVID-19 and we expect this to continue for the duration of the pandemic.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing and partner success teams. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design. We expect to continue to hire personnel globally to drive new MSP partner adds, expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
•Research and Development. Research and development expenses primarily consist of related personnel costs. We expect to continue to grow our research and development organization domestically and internationally and also to incur additional expenses associated with our enhancements of security, monitoring and authentication of our solutions.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect our general and administrative expense to increase primarily as a result of the increased costs associated with being a stand-alone public company and costs associated with our separation from SolarWinds.
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and our acquisitions.
Other Income (Expense)
Other income (expense) primarily consists of interest expense related to our related party debt and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts.

Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Item 1A. Risk Factors for additional information on how foreign currency impacts our financial results.
Income Tax Expense
Income tax expense consists of domestic and foreign corporate income taxes related to the sale of subscriptions. Our effective tax rate will be affected by many factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, valuation allowance, uncertain tax positions, stock based compensation, permanent nondeductible book and tax differences, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax.
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$82,821	97.0%	$70,820	96.5%	$12,001
Other revenue	2,519	3.0	2,604	3.5	(85)
Total subscription and other revenue	$85,340	100.0%	$73,424	100.0%	$11,916
Total revenue increased $11.9 million, or 16.2%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Based on MSP partner location, revenue from North America was approximately 50.9% and 52.4% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Revenue from the United Kingdom was approximately 10.9% and 10.5% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $12.0 million, or 16.9%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 109% for the trailing twelve-month periods ended June 30, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $0.1 million , or 3.3%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to decreases in sales of our perpetual licenses, and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.

Cost of Revenue

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$11,783	13.8%	$9,241	12.6%	$2,542
Amortization of acquired technologies	1,037	1.2	6,132	8.4	(5,095)
Total cost of revenue	$12,820	15.0%	$15,373	21.0%	$(2,553)
Total cost of revenue decreased in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a decrease of $5.1 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016. This decrease was partially offset by increases in public cloud infrastructure and hosting fees of $2.9 million, depreciation and other amortization of $0.6 million and personnel costs to support new MSP partners and additional solution offerings of $0.4 million, which includes a decrease of less than $0.1 million in stock-based compensation expense.
Operating Expenses

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$24,498	28.7%	$18,939	25.8%	$5,559
Research and development	12,501	14.6	10,077	13.7	2,424
General and administrative	21,364	25.0	9,632	13.1	11,732
Amortization of acquired intangibles	4,276	5.0	5,869	8.0	(1,593)
Total operating expenses	$62,639	73.3%	$44,517	60.6%	$18,122
Sales and Marketing. Sales and marketing expenses increased $5.6 million, or 29.4%, primarily due to increases in personnel costs of $2.7 million, which includes a decrease of less than $0.1 million in stock-based compensation expense, and increases in marketing program costs of $2.1 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $2.4 million, or 24.1%, primarily due to an increase in personnel costs of $1.6 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in contract services costs of $0.4 million, and a $0.1 million increase in costs associated with our separation from SolarWinds. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses increased $11.7 million, or 121.8%, primarily due to $6.7 million in costs associated with our separation from SolarWinds and a $3.9 million increase in personnel costs, which includes a $1.3 million increase in stock-based compensation expense. We increased our worldwide general and administrative employee headcount in preparation of our separation from SolarWinds.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.6 million, or 27.1%, primarily due to the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(6,082)	(7.1)%	$(7,113)	(9.7)%	$1,031

Interest expense, net decreased by $1.0 million, or 14.5%, in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to repayment of borrowings under our long-term related party debt. See Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for additional information regarding our related party debt.
Other (Expense) Income, Net

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(54)	(0.1)%	$96	0.1%	$(150)
Other (expense) income, net decreased by $0.2 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$3,745	4.4%	$6,517	8.9%	$(2,772)
Income tax expense	3,283	3.8	3,293	4.5	(10)
Effective tax rate	87.7%		50.5%		37.2%
Our income tax expense for the three months ended June 30, 2021 remained consistent as compared to the three months ended June 30, 2020. The effective tax rate increased to 87.7% for the period primarily due to a decrease in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. For additional discussion about our income taxes, see Note 6. Income Taxes of the Notes to Combined Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$163,492	97.0%	$140,975	96.1%	$22,517
Other revenue	5,038	3.0	5,717	3.9	(679)
Total subscription and other revenue	$168,530	100.0%	$146,692	100.0%	$21,838
Total revenue increased $21.8 million, or 14.9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Based on MSP partner location, revenue from North America was approximately 51.2% and 52.7% of total revenue for both the six months ended June 30, 2021 and 2020. Revenue from the United Kingdom was approximately10.8% and 10.3% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $22.5 million, or 16.0%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions.

Our subscription revenue increased slightly as a percentage of our total revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 109% for the trailing twelve-month periods ended June 30, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $0.7 million, or 11.9%,for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to decreases in sales of our perpetual licenses and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$23,087	13.7%	$18,527	12.6%	$4,560
Amortization of acquired technologies	3,741	2.2	11,876	8.1	(8,135)
Total cost of revenue	$26,828	15.9%	$30,403	20.7%	$(3,575)
Total cost of revenue decreased in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease of $8.1 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016. This decrease was partially offset by increases in public cloud infrastructure and hosting fees related to our subscription products of $4.9 million and personnel costs to support new MSP partners and additional solution offerings of $0.6 million, which includes an increase of less than $0.1 million in stock-based compensation expense.

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$50,212	29.8%	$37,407	25.5%	$12,805
Research and development	24,543	14.6	21,520	14.7	3,023
General and administrative	41,592	24.7	21,529	14.7	20,063
Amortization of acquired intangibles	10,295	6.1	11,734	8.0	(1,439)
Total operating expenses	$126,642	75.2%	$92,190	62.9%	$34,452
Sales and Marketing. Sales and marketing expenses increased $12.8 million, or 34.2%, primarily due to increases in personnel costs of $6.4 million, which includes an increase of $0.6 million in stock-based compensation expense, increases in marketing program costs of $4.6 million, and a $0.4 million increase in costs associated with our separation from SolarWinds. partially offset by reductions in travel and acquisition related costs of $0.4 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $3.0 million, or 14.0%, primarily due to an increase in personnel costs of $2.1 million, which includes an increase of $0.2 million in stock-based compensation expense, an increase in contract services costs of $0.5 million, and a $0.2 million increase in costs associated with our separation from SolarWinds. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.

General and Administrative. General and administrative expenses increased $20.1 million, or 93.2%, primarily due to $13.1 million in costs associated with our separation from SolarWinds and a $7.6 million increase in personnel costs, which includes an increase of $2.9 million in stock-based compensation expense. We increased our worldwide general and administrative employee headcount in preparation of our separation from SolarWinds.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.4 million, or 12.3%, primarily due to the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(12,600)	(7.5)%	$(14,735)	(10.0)%	$2,135
Interest expense, net decreased by $2.1 million, or 14.5%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to repayment of borrowings under our long-term related party debt. See Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for further details regarding our related party debt.
Other Expense, Net

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(583)	(0.3)%	$(166)	(0.1)%	$(417)
Other expense, net increased by $0.4 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Six Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$1,877	1.1%	$9,198	6.3%	$(7,321)
Income tax expense	5,693	3.4	5,286	3.6	407
Effective tax rate	303.3%		57.5%		245.8%
Our income tax expense for the six months ended June 30, 2021 increased by $0.4 million as compared to the six months ended June 30, 2020. The effective tax rate increased to 303.3% for the period primarily due to a decrease in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. For additional discussion about our income taxes, see Note 6. Income Taxes of the Notes to Combined Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and board of directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below.
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, spin-off costs related to associated with our separation from SolarWinds, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangible assets, acquisition related costs, spin-off costs and restructuring costs and other. Management believes these measures are useful for the following reasons:
•Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes associated with our employees’ participation in SolarWinds’ stock-based incentive compensation plans. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not necessarily correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.
•Amortization of Acquired Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors because the amortization of acquired intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
•Acquisition Related Costs. We exclude certain expense items resulting from acquisitions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, acquisitions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude acquisition related costs allows investors to better review and understand the historical and current results of our continuing operations and also facilitates comparisons to our historical results and results of less acquisitive peer companies, both with and without such adjustments.
•Spin-off Costs. We exclude certain expense items resulting from the spin-off into a newly created and separately traded public company. These costs include legal, accounting and advisory fees, system implementation costs and other incremental separation costs incurred by us related to the spin-off. The spin-off transaction results in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

•Restructuring Costs and Other. We provide non-GAAP information that excludes restructuring costs such as severance and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
GAAP operating income	$9,881	$13,534	$15,060	$24,099
Stock-based compensation expense and related employer-paid payroll taxes	4,350	3,271	9,472	5,982
Amortization of acquired technologies	1,037	6,132	3,741	11,876
Amortization of acquired intangibles	4,276	5,869	10,295	11,734
Acquisition related costs	(87)	10	(87)	40
Spin-off costs	6,033	—	12,148	—
Restructuring costs and other	117	(7)	130	67
Non-GAAP operating income	$25,607	$28,809	$50,759	$53,798
GAAP operating margin	11.6%	18.4%	8.9%	16.4%
Non-GAAP operating margin	30.0%	39.2%	30.1%	36.7%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangible assets and developed technology, depreciation expense, income tax expense (benefit), interest expense, net, unrealized foreign currency (gains) losses, acquisition related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring costs and other. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our related party debt;
•adjusted EBITDA does not reflect tax payments that may represent a reduction in cash available to us; and
•other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net income (loss) and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
Net income (loss)	$462	$3,224	$(3,816)	$3,912
Amortization	5,313	12,001	14,036	23,611
Depreciation	2,646	1,951	5,252	3,850
Income tax expense	3,283	3,293	5,693	5,286
Interest expense, net	6,082	7,113	12,600	14,735
Unrealized foreign currency losses (gains)	46	627	467	1,086
Acquisition related costs	(87)	10	(87)	40
Spin-off costs	6,033	—	12,148	—
Stock-based compensation expense and related employer-paid payroll taxes	4,350	3,271	9,472	5,982
Restructuring costs and other	117	(7)	130	67
Adjusted EBITDA	$28,245	$31,483	$55,895	$58,569
Adjusted EBITDA margin	33.1%	42.9%	33.2%	39.9%
Liquidity and Capital Resources
Cash and cash equivalents were $49.6 million as of June 30, 2021. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $49.2 million of cash and cash equivalents, of which 70.0%, 14.0% and 13.5% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we continue to evaluate the nature and extent of the impact to our business and financial position. However, despite this uncertainty, we believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and meet our commitments for capital expenditures for at least the next twelve months.
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility shall primarily be available for general corporate purposes.
In addition, as contemplated by the Separation and Distribution agreement, cash in excess of $50.0 million will be distributed by the Company to SolarWinds during the three months ended September 30, 2021.
Although we are not currently a party to any material definitive agreement regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, we may enter into these types of arrangements, which could reduce our cash and cash equivalents, require us to seek additional equity or debt financing or repatriate cash generated by our international operations. Additional funds from financing arrangements may not be available on terms favorable to us or at all.

Related Party Indebtedness
As of June 30, 2021, our total indebtedness was $304.0 million consisting of long-term loans payable due to SolarWinds Holdings, Inc.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of June 30, 2021 and December 31, 2020, $203.5 million and $228.5 million in borrowings were outstanding, respectively.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of June 30, 2021 and December 31, 2020, $100.5 million and $144.2 million in borrowings were outstanding, respectively.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $6.1 million and $7.1 million for the three months ended June 30, 2021 and 2020, respectively, and $12.6 million and $14.7 million for the six months ended June 30, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Combined Statements of Cash Flows.
See Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for further details regarding our borrowings due to affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$23,089	$45,627
Net cash used in investing activities	(15,009)	(5,988)
Net cash used in financing activities	(57,837)	(14,987)
Effect of exchange rate changes on cash and cash equivalents	(433)	(2,387)
Net (decrease) increase in cash and cash equivalents	(50,190)	22,265
Operating Activities
Our primary source of cash from operating activities is cash collections from our MSP partners and our distributors. We expect cash inflows from operating activities to be affected by the timing of our sales and the consumption of our solutions by our MSP partners. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, the decrease in cash provided by operating activities was primarily due to a decrease in accrued related party interest payable, an increase in prepaid expenses and other assets, and a decrease in accounts payable. The net cash inflow resulting from the changes in our operating assets and liabilities of less than $0.1 million and $7.6 million for the six months ended June 30, 2021 and 2020, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts. Cash flow from operations for the six months ended June 30, 2021 was reduced by $9.8 million of cash paid for taxes.
Investing Activities
Investing cash flows consist primarily of cash used for capital expenditures, intangible assets and acquisitions, . Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities increased in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to increases in capital expenditures, capitalized research and development costs and website development costs.

Financing Activities
Financing cash flows consist primarily of repayments associated with our borrowings due to affiliates and net transfers from Parent.

Net cash used in financing activities increased in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in repayments of borrowings due to affiliates, partially offset by an increase in net transfers from Parent. Net transfers from Parent include the total net effect of the settlement of any transactions which have been included in our Combined Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements for further details regarding the Parent company net investment.
Contractual Obligations and Commitments
During the three months ended June 30, 2021, we entered into a lease agreement for our corporate headquarters in Burlington, Massachusetts, as well as a lease agreement for a new office space in Morrisville, North Carolina. The Burlington and Morrisville leases are classified as operating leases and have remaining terms of approximately six years and eleven years as of June 30, 2021, respectively. With the exception of these lease agreements and the resulting impact on our operating lease right-of-use assets and current and non-current operating lease liabilities, as of June 30, 2021, there have been no material changes in our contractual obligations and commitments as of December 31, 2020 that were disclosed in the Information Statement.
Critical Accounting Policies and Estimates
Our Combined Financial Statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application, while in other cases, management’s judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We believe that these accounting policies requiring significant management judgment and estimates are critical to understanding our historical and future performance, as these policies relate to the more significant areas of our financial results. These critical accounting policies are:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations.
A full description of our critical accounting policies that involve significant management judgment appears in the Information Statement. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Combined Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
We had cash and cash equivalents of $49.6 million and $99.8 million at June 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of bank demand deposits and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total indebtedness with an outstanding principal balance of $304.0 million and $372.7 million as of June 30, 2021 and December 31, 2020, respectively, consisting of long-term loans payable due to SolarWinds Holdings, Inc., an affiliate of SolarWinds. Borrowings of $203.5 million and $228.5 million as of June 30, 2021 and December 31, 2020, respectively, under our loan agreements bear interest at a variable rate equal to an applicable margin plus specified LIBOR-based rates. Borrowings of $100.5 million and $144.2 million as of June 30, 2021 and December 31, 2020, respectively. under our loan agreements bear interest at a fixed rate. As of June 30, 2021 and December 31, 2020, the annual weighted-average interest rate on borrowings was 7.39% and 7.02%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $2.0 million. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2021.
See Note 4. Relationship with Parent and Related Entities of the Notes to Combined Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding our related party debt
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, Europe and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact of the COVID-19 pandemic on the global economy or governmental actions taken in response to the COVID-19 pandemic. Changes in foreign currency exchange rates could have an adverse impact on our financial results and cash flows.
Our Combined Statements of Operations are translated into U.S. dollars at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the U.S. dollar primarily flow through our United Kingdom and European subsidiaries, which have British Pound Sterling and Euro functional currencies, respectively. This results in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into U.S. dollars for our Combined Financial Statements. As an example, revenue for sales in Australia is translated from the Australian Dollar to the British Pound Sterling and then into the U.S. dollar.
Our Combined Statement of Operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, accounts receivable, and other intercompany transactions.
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. If there is a change in foreign currency exchange rates, the amounts of assets, liabilities, revenue, operating expenses and cash flows that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may be higher or lower to what we would have reported if using a constant currency rate. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced assets, liabilities, revenue, operating expenses and cash flows for our international operations. Similarly, our assets, liabilities, revenue, operating expenses and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. The conversion of the foreign subsidiaries’

financial statements into U.S. dollars will also lead to remeasurement gains and losses recorded in income, or translation gains or losses that are recorded as a component of accumulated other comprehensive income (loss).
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our Combined Financial Statements for a particular period could be materially adversely affected.
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks that you should understand in evaluating N-able and N-able common stock. These risks are discussed more fully in “Risk Factors” following this summary. Some of these risks are:
•Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide in the future to fall below expectations.
•The global COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
•If we are unable to sell subscriptions to new MSP partners, to sell additional solutions to our existing MSP partners or to increase the usage of our solutions by our existing MSP partners, it could adversely affect our revenue growth and operating results.
•Our business depends on MSP partners renewing their subscription agreements. If our subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.
•We operate in highly competitive markets, which could make it difficult for us to acquire and retain MSP partners at our historic rates.
•Our success depends on our ability to adapt to the rapidly changing needs of MSP partners and their SME customers.
•If we fail to integrate our solutions with a variety of operating systems, software applications, platforms and hardware that are developed by others or ourselves, our solutions may become less competitive or obsolete and our results of operations would be harmed.
•We may not be able to achieve or sustain the same level of cash flows in the future.
•Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our MSP partners located outside of the United States, our business is susceptible to risks associated with international operations.
•Our solutions use third-party software that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
•Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ systems, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ environments, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, MSP partner and employee relations, results of operations, financial condition or cash flows.
•The success of our business depends on our ability to obtain, maintain, protect and enforce our intellectual property rights.
•Acquisitions present many risks that could have an adverse effect on our business and results of operations.

•The Separation and the Distribution may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
•We could incur significant liability if the Separation and Distribution is determined to be a taxable transaction, and, in certain circumstances, we could be required to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
•We have no operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
•If we encounter difficulties in the transition after the Separation and Distribution and implementation of our business strategies by our senior management team, our business could be negatively impacted.
•The assets and resources that we acquired from SolarWinds in the separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SolarWinds.
•The Lead Sponsors have a controlling influence over matters requiring stockholder approval.
•The Sponsors and their affiliated funds may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
Risk Factors
You should carefully consider the risks and uncertainties described below in evaluating N‑able and N‑able common stock. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our Combined Financial Statements and the related notes thereto. The risks described below are not the only ones we face. Additional risks we are not currently aware of or that we currently believe are immaterial may also impair our business, operations, financial condition, results of operations and prospects.
Risks Related to Our Business and Industry
Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide in the future to fall below expectations.
We believe our quarterly revenue and operating results may vary significantly in the future. As a result, you should not rely on the results of any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful.
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:
•our ability to maintain and increase sales to existing MSP partners and to attract new MSP partners, including selling additional subscriptions to our existing MSP partners to deliver services to their SME customers or for their internal use;
•changes in SME demand for services provided by our MSP partners, including those related to the number of SME customers serviced by our MSP partners and the reduced amount of services provided by our MSP partners to their SME customers;
•declines in subscription renewals and changes in net customer retention;
•lack of visibility into our financial position and results of operations in connection with our consumption-based revenue;
•our ability to capture a significant volume of qualified sales opportunities;
•our ability to convert qualified sales opportunities into new business sales at acceptable conversion rates;
•the amount and timing of operating expenses and capital expenditures related to the expansion of our operations and infrastructure and customer acquisition;
•our failure to achieve the growth rate that was anticipated by us in setting our operating and capital expense budgets;
•potential foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations;

•the timing of revenue and expenses related to the development or acquisition of technologies, solutions or businesses, or strategic partnerships and their integration;
•potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;
•the timing and success of new offerings, enhancements or functionalities introduced by us or our competitors, including potential deferral of orders from our MSP partners in anticipation of new offerings or enhancements announced by us or our competitors;
•any other change in the competitive landscape of our industry, including consolidation among our competitors, MSP partners or SMEs and strategic partnerships entered into by us and our competitors;
•our ability to obtain, maintain, protect and enforce our intellectual property rights;
•changes in our subscription pricing or those of our competitors;
•the impact of new accounting pronouncements;
•general economic, industry and market conditions that impact expenditures for IT management technology for SMEs in the United States and other countries where we sell our solutions;
•significant security breaches, such as the Cyber Incident, technical difficulties or interruptions to our solutions or infrastructure;
•changes in tax rates in jurisdictions in which we operate; and
•uncertainties arising from the impact of the COVID-19 pandemic on the market and our business operations.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
The global COVID-19 pandemic may adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 ("COVID-19"), a pandemic. The global COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including:
•the duration and scope of the COVID-19 pandemic;
•governmental actions taken in response to the COVID-19 pandemic that restrict or disrupt global economic activity, including restrictions imposed on the operation of our business in our U.S. and international locations;
•business failures, reductions in information technology spending by our MSP partners and their SME customers, late or missed payments or delays in purchasing decisions by our MSP partners, their SME customers and our prospective MSP partners and the resulting impact on demand for our offerings, our ability to collect payments for our subscriptions or our ability to increase our net customer retention rate;
•our ability to continue to effectively market, sell and support our solutions through disruptions to our operations, the operations of our MSP partners and their SME customers and the communities in which our and their employees are located, including disruptions resulting from the spread of the virus, quarantines, office closures, reallocation of internal resources and transitions to remote working arrangements;
•the ability of our solutions to address our MSP partners’ needs and the needs of their SME customers in a rapidly evolving business environment and any interruptions or performance problems associated with the increased use of our solutions as a result of the shift to more remote working environments, including disruptions at any third-party data centers or with any third-party products or vendors upon which we rely;
•our ability to develop new solutions, enhance our existing solutions and acquire new solutions in this uncertain business environment; and
•public and private litigation based upon, arising out of or related to COVID-19 and our actions and responses thereto.
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in this Quarterly Report on Form 10-Q, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, the effect of COVID-19 on our business will not be fully reflected in our financial results for some time.
If we are unable to sell subscriptions to new MSP partners, to sell additional solutions to our existing MSP partners or to increase the usage of our solutions by our existing MSP partners, it could adversely affect our revenue growth and operating results.
We provide our solutions primarily under monthly or annual subscriptions to our MSP partners. A subscription generally entitles a customer to, among other things, support, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each, if and when available. To increase our revenue, we must regularly add new MSP partners and expand our relationships with our existing MSP partners. We also rely, to a significant degree, on our MSPs establishing and maintaining relationships with their SME customers, for our MSP partners to add new SME customers, for those customers to add new devices and to drive adoption of new services that we offer. Economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the industries of SMEs and the geographic regions in which we, our MSP partners and their SME customers operate; this may result in reduced demand and increased price competition for our offerings. Uncertainty about future economic conditions may, among other things, negatively impact the current and prospective SME customers of our MSP partners and result in delays or reductions in technology purchases. Even if we capture a significant volume of opportunities from our digital marketing activities, we must be able to convert those opportunities into sales of our subscriptions in order to achieve revenue growth.
We primarily rely on our direct sales force to sell our solutions to new and existing MSP partners and convert qualified opportunities into sales using our low-touch, high-velocity sales model. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain sufficient numbers of sales personnel, and on the productivity of those personnel. Following the Separation and Distribution, we plan to continue to expand our sales force both domestically and internationally. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business. In connection with the Separation and Distribution, we may incur higher costs than previously anticipated as we transition from the transactional and operational systems and data centers we used when we were part of SolarWinds.
Our business depends on MSP partners renewing their subscription agreements. If our subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.
The significant majority of our revenue consists of subscription revenue. Our subscriptions generally have recurring monthly or annual subscription periods. Our MSP partners have no obligation to renew their subscription agreements after the expiration of their subscription.
It is difficult to accurately predict long-term customer retention. Our MSP partners’ subscription net revenue retention rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings, the prices of our solutions, the prices of tools and services offered by our competitors or reductions in our MSP partners’ or their SME customers’ spending levels. If our MSP partners do not renew their subscription arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain MSP partners at our historic rates.
We operate in a highly competitive and dynamic industry driven by the technology needs of SMEs and MSPs. Our industry is large and fragmented with several vendors that provide technologies used by MSPs and other IT service providers to service SMEs Competition in our market is based primarily on solution capabilities, including: breadth and extensibility of features and functionality; focus on and alignment with both MSP and SME success; scalability, performance and reliability of our platform and solutions; ability to solve the technical and business problems of MSPs and customers of all sizes and complexities; flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment; continued innovation to keep pace with evolving technology requirements and the changing needs of the SME market; ease of use and deployment; brand awareness and reputation among MSPs, their technicians and other IT professionals; total cost of ownership and alignment of cost with business objectives and needs of the MSP and SME markets; and effectiveness of sales and marketing efforts. Our MSP partners have limited barriers to switching to a competitor’s solution from our platform if we fail to provide solutions and services that meet their needs. In addition, many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and longer operating history, broader distribution and established relationships with MSPs, larger sales and marketing budgets and resources, greater customer support resources, greater resources to make strategic acquisitions or enter into strategic partnerships, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we have changed our brand from the “SolarWinds MSP” brand to “N-able,” which may result in the potential loss of customer recognition and could adversely affect our business and profitability.
We face competition from IT vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Datto and Kaseya. In addition, we compete with small to large enterprise vendors that provide solutions focused on a particular service that may be sold by MSPs, such as network monitoring, systems management, email security, remote support and data protection. Examples of such vendors are Auvik, Mimecast and Veeam.
New start-up companies that innovate and large competitors, or potential competitors, that make significant investments in research and development may invent similar or superior solutions and technologies that compete with our subscriptions. In addition, some of our larger competitors, or potential competitors, have substantially broader and more diverse solutions and services offerings. This may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other solutions or incorporate functionality into existing solutions to grow their business in a manner that discourages users from purchasing our solutions and subscriptions, including through selling at zero or negative margins, offering concessions, solutions bundling or closed technology platforms. In addition, MSPs or SMEs that use legacy tools and services of our competitors may believe that these tools and services are sufficient to meet their IT needs or that our platform only serves the needs of a portion of the SME IT market. Accordingly, these organizations may continue allocating their IT budgets for such legacy tools and services and may not adopt our offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other competitive providers. As a result, these organizations may prefer to purchase from their existing suppliers rather than to add or switch to a new supplier using our solutions and services, regardless of solution performance, features or greater services offerings.
As the MSP industry evolves, the competitive pressure for us to innovate encompasses a wider range of services, including new offerings that require different expertise than our current offerings. Some of our competitors have made acquisitions or entered into strategic relationships with one another to offer more competitive, bundled or integrated solution offerings and to adapt more quickly to new technologies and MSP or SME needs. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling solution offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively.
These competitive pressures in our market or our failure to compete effectively may result in price reductions, decreases in net customer retention rates, reduced revenue and gross margins and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
Our success depends on our ability to adapt to the rapidly changing needs of MSP partners and their SME customers.
The SME IT market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our MSP partners and their SME customers operate in markets characterized by rapidly changing technologies and business plans, which require them to adopt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our long-term growth depends on our ability to continually enhance and improve our existing offerings and develop or acquire new solutions that address the common problems encountered by technology professionals on a day-to-day basis in an evolving IT management market, including adapting to rapidly changing technologies and user preferences, adapting our offerings to evolving industry standards, predicting user preferences and industry changes in order to continue to provide value to our MSP partners and to improve the performance and reliability of our offerings. The success of any enhancement or new solution depends on a number of factors, including its relevance to MSP partners and their SME customers, changes to the form factors in technologies powering the businesses of SMEs, timely completion and introduction and market acceptance. New solutions and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential MSP partners and their SME customers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such solutions or enhancements. If our new offerings are not successful for any reason, certain offerings in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
If we fail to integrate our solutions with a variety of operating systems, software applications, platforms and hardware that are developed by others or ourselves, our solutions may become less competitive or obsolete and our results of operations would be harmed.
In order to meet the needs of our MSP partners, our solutions must integrate with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in hardware, software, networking, browser and database technologies. We believe a significant component of our value proposition to MSP partners is the ability to optimize and configure our solutions to integrate with our systems and those of third parties. If we are not able to integrate our solutions in a meaningful and efficient manner, whether through our inability to continue to adapt or because third parties restrict our ability to integrate with their networks, hardware or software, demand for our solutions could decrease, and our business and results of operations would be harmed.
In addition, we have a large number of solutions, and maintaining and integrating them effectively requires extensive resources. Our continuing efforts to make our solutions more interoperative may not be successful. Failure of our solutions to operate effectively with future infrastructure platforms and technologies could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to changes in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete and our business and results of operations may be harmed.
We have experienced substantial growth in recent years, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $85.3 million and $73.4 million for the three months ended June 30, 2021 and 2020, respectively, and $168.5 million and $146.7 million for the six months ended June 30, 2021 and 2020, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. In addition, we are currently installing and implementing information technology infrastructure to support certain of our business functions as a standalone entity, including accounting and reporting, human resources, marketing and sales operations, customer service and business analytics. We may incur substantially higher costs than previously anticipated as we transition from the transactional and operational systems and data centers we used when we were part of SolarWinds. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
We may not be able to achieve or sustain the same level of cash flows in the future.
We expect our operating expenses may increase over the next several years as we hire additional personnel, expand our operations and infrastructure, both domestically and internationally, pursue acquisitions and continue to develop our platform's functionalities. As we continue to develop as a standalone public company, we may incur additional legal, accounting and other expenses that we did not incur historically. If our revenue does not increase to offset these increases in our operating expenses, we will not be able to achieve or maintain our historical levels of profitability in future periods. While historically our revenue has grown, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our solutions, increasing competition, a failure to gain or retain MSP partners, a decrease in the growth of our overall market, our technology or services becoming obsolete due to technical advancements in the SME IT market or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain cash flows on a consistent basis could cause us to halt our expansion, not pursue strategic business combinations, default on payments due on existing contracts, fail to continue developing our platform, solutions and services or experience other negative changes in our business.
Our operating income could fluctuate as we make future expenditures to expand our operations in order to support additional growth in our business, or if we fail to see the expected benefits of prior expenditures.
We have made significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We have made substantial investments in recent years to increase our sales and marketing operations in international regions and expect to continue to invest to grow our international sales and global brand awareness. We also expect to continue to invest to grow our research and development organization, particularly internationally. We have made multiple acquisitions in recent years and expect these acquisitions will continue to increase our operating expenses in future periods. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We also expect to continue to pursue acquisitions in order to expand our presence in current markets or new markets, many or all of which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may decline as a percentage of revenue relative to our prior annual periods.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our MSP partners located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in the United Kingdom, Canada, Belarus, Romania, Austria, Portugal, the Netherlands, Australia and the Philippines and we market and sell our solutions worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
•fluctuations in currency exchange rates;
•the complexity of, or changes in, foreign regulatory requirements, including more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial and personal data, particularly in Europe;
•localization by our channel partners, including translation of our materials;
•difficulties in managing the staffing of international operations, including compliance with local labor and employment laws and regulations;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, overlapping tax regimes, restrictions on the repatriation of earnings and changes in tax rates;
•the burdens of complying with a wide variety of foreign laws and different legal standards;
•increased financial accounting and reporting burdens and complexities;
•longer payment cycles and difficulties in collecting accounts receivable;
•longer sales cycles;
•political, social and economic instability;
•war, terrorist attacks and security concerns in general;
•reduced or varied protection for intellectual property rights in some countries and the risk of potential theft or compromise of our technology, data or intellectual property in connection with our international operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
•laws and policies of the U.S. and other jurisdictions affecting international trade (including import and export control laws, tariffs and trade barriers);
•the risk of U.S. regulation of foreign operations; and
•other factors beyond our control such as natural disasters and pandemics.
The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability. If we are unable to effectively manage our expansion into additional geographic markets, our financial condition and results of operations could be harmed.
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. The extent and duration of the instability remains uncertain. To date, intermittent communications and mobile internet outages have occasionally occurred and the European Union has issued economic sanctions against specific Belarusian officials. The current events in Belarus and similar unrest in other countries may pose security risks to our people, our facilities, our operations and infrastructure, such as utilities and network services, and the disruption of any or all of them could materially adversely affect our operations and/or financial results. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could require us to re-balance our geographic concentrations and could have a material adverse effect on our operations.
In June 2016, the United Kingdom’s electorate voted in a referendum to voluntarily depart from the European Union, commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the "Trade and Cooperation Agreement"), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.
We have operations and employees in the United Kingdom that are critical to the success of our business, including two offices and employees that support sales, marketing, finance, and engineering functions. As a result, we face risks associated with the potential uncertainty and disruptions that may follow Brexit and the implementation and application of the Trade and Cooperation Agreement, including with respect to volatility in exchange rates and interest rates, disruptions to the free movement of data, goods, services, people and capital between the United Kingdom and the European Union and potential material changes to the regulatory regime applicable to our operations in the United Kingdom. We may also face new regulatory costs and challenges as a result of Brexit that could have a material adverse effect on our operations. For example, as of January 1, 2021, the United Kingdom lost the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in areas that are subject to such global trade agreements more difficult. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which laws of the European Union to replace or replicate. There may continue to be economic uncertainty surrounding the consequences of Brexit that adversely impact customer confidence resulting in customers reducing their spending budgets on our services, which could materially adversely affect our business, financial condition and results of operations.
In addition, global privacy and data protection legislation, enforcement and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the European Union to the United States is being assessed and guidance from European regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners and their SME customers face the potential for regulators in the European Economic Area (“EEA”) to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results will suffer.
We may not have visibility into a portion of our revenue that is consumption-based, which may result in our financial position and results of operations falling below internal or external expectations, which could negatively impact the price of our common stock.
A portion of our revenue is recognized based on consumption as MSP partners use certain aspects of our platform, whether such usage is beyond their paid subscriptions or on an individual basis. This usage is particularly applicable to our remote monitoring and management ("RMM") solutions and our backup, recovery and disaster recovery solutions. Unlike our subscription revenue, which is recognized ratably over the term of the subscription, we generally recognize consumption revenue as the services are delivered. Because our MSP partners have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that we have with our subscription revenue. There is a risk that our MSP partners will not use portions of our platform that provide consumption-based revenue at all or more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how the consumption-based portion of our business differs from the subscription-based portion of our business, and our business model may be compared to purely subscription-based business models or purely consumption-based business models. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
Our solutions use third-party software that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
In order to provide our MSP partners with additional functionality on our platform, we often partner with best-of-breed technology developers through license arrangements to use their software in our offerings. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software could result in decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software could result in errors or defects in our solutions or cause our solutions to fail, which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our MSP partners or third-party providers that could harm our reputation and increase our operating costs.
Interruptions or performance problems associated with our internal infrastructure and its reliance on technologies from third parties may adversely affect our ability to manage our business and meet reporting obligations.
Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and other third-party vendors to manage online marketing and web services. We believe the availability of these services is essential to the management of our high-volume, transaction-oriented business model. We also use third-party vendors to manage our equity compensation plans and certain aspects of our financial reporting processes. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality-control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business and produce timely and accurate financial statements would suffer.
Interruptions or performance problems associated with our solutions, including disruptions at any third-party data centers upon which we rely, may impair our ability to support our MSP partners.
Our continued growth depends in part on the ability of our existing and potential MSP partners to access our websites, software or cloud-based solutions within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our MSP partners are unable to access our software or cloud-based solutions within a reasonable amount of time or at all, our business would be negatively affected. Additionally, our data centers and networks and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base.
We provide certain of our solutions through third-party data center hosting facilities located in the United States and other countries. While we control and have access to our servers and all of the components of our network that are located in such third-party data centers, we do not control the operation of these facilities. Following expiration of the current agreement terms, the owners of the data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruptions in connection with doing so.
If we fail to develop and maintain our brand, our financial condition and operating results might suffer.
We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new MSP partners. In addition, in connection with the Separation and Distribution we changed our brand from the “SolarWinds MSP” brand to “N-able,” which may result in the potential loss of customer recognition and could adversely affect our business and profitability. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our MSP partner base and their SME customers in a variety of ways, including to give us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to introduce our new brand, promote and maintain our brands unsuccessfully, fail to maintain loyalty among our MSP partners and their SME customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may fail to attract new MSP partners or retain our existing MSP partners and our financial condition and results of operations could be harmed. Additionally, if our MSP partners do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
If we are unable to capture significant volumes of high quality sales opportunities from our digital marketing initiatives, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high quality opportunities, which are generally trials of our solutions, to our sales teams. We drive website traffic and capture opportunities through various digital marketing initiatives, including search engine optimization ("SEO"), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high quality sales opportunities from these activities, our revenue may not grow as expected or could decrease. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.
Our digital marketing initiatives may be unsuccessful in driving high volumes of website traffic and generating trials of our solutions, resulting in fewer high quality sales opportunities, for a number of reasons. For example, technology professionals often find our solutions when they are online searching for a solution to address a specific need. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Our SEO techniques have been developed to work with existing search algorithms used by the major search engines. However, major search engines frequently modify their search algorithms and such modifications could cause our websites to receive less favorable placements, which could reduce the number of technology professionals who visit our websites. In addition, websites must comply with search engine guidelines and policies that are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indexes. If our websites are displayed less prominently, or fail to appear in search result listings in response to search inquiries regarding IT management problems through Internet search engines for any reason, our website traffic could significantly decline, requiring us to incur increased marketing expenses to replace this traffic. Any failure to replace this traffic could reduce our revenue.
In addition, the success of our digital marketing initiatives depends in part on our ability to collect customer data and communicate with existing and potential MSP partners online and through phone calls. As part of the solution evaluation trial process and during our sales process, most of our MSP partners agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites. However, as discussed in greater detail below, we are subject to a wide variety of data privacy and security laws and regulations in the United States and internationally that affect our ability to collect and use customer data and communicate with MSP partners through email and phone calls. Several jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies, including the European Union’s General Data Protection Regulation. These new laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email or other data-driven marketing practices. As a result of such regulation, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.
We may need to reduce or change our pricing model to remain competitive.
We price our subscriptions on a per-device or per-user basis with pricing based on volume tiers. We expect that we may need to change our pricing from time to time. As new or existing competitors introduce tools that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. As a result, we may be required or choose to reduce our prices or otherwise change our pricing model, which could adversely affect our business, operating results and financial condition.

We have benefited from growth in the market for SME IT spending, and lack of continued growth or contraction in this market could have a material adverse effect on our results of operations and financial condition.
As SMEs invest in technology and their needs for continuous availability, performance and security grow, they have been increasingly relying on MSPs to manage these aspects of their businesses. In addition to MSPs, other IT service providers, such as value-added resellers, systems integrators, IT consultants and data center operators, have also adopted a managed services model. While we have benefited from the growth in SME spending on IT and the rise of the managed IT services model, the market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in both spending by SMEs and demand from SMEs for MSPs to provide oversight, management and security of their IT systems and devices. If this market fails to grow or grows more slowly than we currently anticipate, our results of operations and financial condition could be adversely affected.
The ability to recruit, retain and develop key employees and management personnel is critical to our success and growth, and our inability to attract and retain qualified personnel could harm our business.
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, support and general and administrative functions. The loss of one or more of our members of the management team could have a material adverse effect on our business.
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and solutions. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, acquisitions could cause us to lose key personnel of the acquired businesses. The market for qualified personnel is competitive, and we may not succeed in retaining or recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our solutions are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business.
If we cannot maintain our corporate culture as we grow, our business may be harmed.
We believe that our corporate culture has been a critical component to our success and that our culture creates an environment that drives our employees and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand, including with respect to our international operations. As we grow and mature as a public company and grow further internationally, we may find it difficult to maintain the parts of our corporate culture that have led to our success. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
Adverse economic conditions may negatively affect our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective MSP partners and their SME customers. Any significant weakening of the economy in the United States, EMEA, APAC and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our MSP partners or potential MSP partners, or their SME customers, to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our solutions in countries with relatively weaker currencies. These adverse conditions could result in reductions in subscriptions, reduction of consumption of our services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.

Material defects or errors in our solutions could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
Software solutions are inherently complex and often contain defects and errors when first introduced or when new versions are released. Any defects or errors in our solutions could result in:
•lost or delayed market acceptance and sales of our solutions;
•a reduction in subscription or maintenance renewals;
•diversion of development resources;
•legal claims; and
•injury to our reputation and our brand.
When faced with defects or errors, we will need to provide high-quality support to our MSP partners during remediation efforts. If our MSP partners are dissatisfied with our support or we otherwise fail to handle complaints effectively, our brand and reputation may suffer. The costs incurred in correcting or remediating the impact of defects or errors in our solutions may be substantial and could adversely affect our operating results.
The success of our business depends on our ability to obtain, maintain, protect and enforce our intellectual property rights.
Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop or license so that we can prevent others from using our inventions and proprietary information. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business might be adversely affected. However, protecting and enforcing our intellectual property rights might entail significant expenses. Any of our intellectual property rights may be challenged by others, weakened or invalidated through administrative process or litigation. We rely primarily on a combination of patent, copyright, trademark, trade dress, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection.
As of June 30, 2021, we had six issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our trade secrets and other proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use, misappropriation or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours and may infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed. Further, any litigation, whether or not resolved in our favor, could be costly and time-consuming.
Our exposure to risks related to the protection of intellectual property may be increased in the context of acquired technologies as we have a lower level of visibility into the development process and the actions taken to establish and protect proprietary rights in the acquired technology. In connection with past acquisitions, we have found that some associated intellectual property rights, such as domain names and trademarks in certain jurisdictions, are owned by resellers, distributors or other third parties. In the past, we have experienced difficulties in obtaining assignments of these associated intellectual property rights from third parties.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our solutions are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States (in particular, some foreign jurisdictions do not permit patent protection for software), and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, the legal standards, both in the United States and in foreign countries, relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.
We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert counterclaims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially viable. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may adversely affect our business, results of operations, financial condition and cash flows.
Acquisitions present many risks that could have an adverse effect on our business and results of operations.
In order to expand our business and functionality of our platform, we have previously made several acquisitions and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
•difficulties in integrating and managing the operations, personnel, systems, technologies and solutions of the companies we acquire;
•diversion of our management’s attention from normal daily operations of our business;
•our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
•our dependence on unfamiliar affiliates, resellers, distributors and partners of the companies we acquire;
•our inability to increase revenue from an acquisition for a number of reasons, including our failure to drive demand in our existing partner base for acquired solutions and our failure to obtain sales from customers of the acquired businesses;
•increased costs related to acquired operations and continuing support and development of acquired solutions;
•liabilities or adverse operating issues, or both, of the businesses we acquire that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition;
•potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;
•adverse tax consequences associated with acquisitions;
•changes in how we are required to account for our acquisitions under U.S. generally accepted accounting principles, including arrangements that we assume from an acquisition;
•potential negative perceptions of our acquisitions by MSP partners, financial markets or investors;
•failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
•potential increases in our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
•our inability to apply and maintain our internal standards, controls, procedures and policies to acquired businesses; and
•potential loss of key employees of the companies we acquire.
Additionally, acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us to incur additional debt under our credit facility or otherwise. We may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will experience ownership dilution.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, financial condition or cash flows, particularly in the case of a larger acquisition or substantially concurrent acquisitions.
Exposure related to any future litigation could adversely affect our results of operations, profitability and cash flows.
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. Future litigation may result in a diversion of management’s attention and resources, significant costs, including monetary damages and legal fees, and injunctive relief, and may contribute to current and future stock price volatility. No assurance can be made that future litigation will not result in material financial exposure or reputational harm, which could have a material adverse effect upon our results of operations, profitability or cash flows.
In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our solutions infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition and as our brand awareness increases, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents and other intellectual property rights, and these patents or other intellectual property rights may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our MSP partners, might deter future MSP partners from acquiring our solutions or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are named as a party. Any of these results would have a negative effect on our business and operating results.
Any intellectual property rights claim against us or our MSP partners, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. As a result of any successful intellectual property rights claim against us or our MSP partners, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our solutions to our MSP partners. We could also have to seek a license for the technology, which might not be available on reasonable terms, might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology or cease to offer a particular solutions, which could require significant effort and expense and/or hurt our revenue and financial results of operations.
Our exposure to risks associated with the use of intellectual property may be increased as a result of our past and any future acquisitions as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
Our use of open source software could negatively affect our ability to sell our offerings and subject us to possible litigation.
Some of our offerings incorporate open source software, and we intend to continue to use open source software in the future. Some terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to monetize our offerings. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source software license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license to continue offering the software or cease offering the implicated services unless and until we can re-engineer them to avoid infringement or violation. This re-engineering process could require significant additional research and development resources, and we may not be willing to entertain the cost associated with updating the software or be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software and, thus, may contain security vulnerabilities or infringing or broken code. Additionally, if we utilize open source licenses that require us to contribute to open source projects, this software code is publicly available; and our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely. We may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, operating results and financial condition.

Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting. While we had been adhering to these laws and regulations as a subsidiary of SolarWinds, we will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company.
Our actual operating results may differ significantly from information we may provide in the future regarding our financial outlook.
From time to time, we may provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. This information regarding our financial outlook, which includes forward-looking statements, will be based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges, which will be intended to provide a sensitivity analysis as variables are changed, but will not be intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we may in the future release such information is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts, if any.
Information regarding our financial outlook would be necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we may provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we may provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in connection with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under Item 1A. Risk Factors in this Quarterly Report on Form 10-Q could result in our actual operating results being different from information we provide regarding our financial outlook, and those differences might be adverse and material.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.
A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.

Risks Related to Cybersecurity
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ systems, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ environments, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
We are heavily dependent on our technology infrastructure to operate our business, and our MSP partners rely on our solutions to help manage and secure their IT infrastructure and environments, and that of their SME customers, including the protection of confidential information. Despite our implementation of security measures and controls, our systems, the systems of our third-party service providers upon which we rely, the systems of our MSP partners and the virtualized systems of our MSP partners, as well as the information that those systems store and process are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions). Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may have been introduced through the actions of our employees or contractors or defects in design or manufacture of our products and systems or the products and systems that we procure from third parties. In doing so, they have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current and former employees’ and our MSP partners’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. By virtue of the role our products play in helping to manage and secure the environments and systems of our MSP partners and their SME customers, attacks on our systems and products can result in similar impacts on our MSP partners’ and their SME customers’ systems and data.
Cybersecurity has become increasingly important to our MSP partners as their SME customers experience increased security threats while more of their workforce works remotely during the COVID-19 pandemic. Larger volumes of remote devices are connecting to SMEs’ networks driving increased vulnerability and incidences of ransomware and phishing attacks are growing, making security a high priority for SMEs. The potential impact of cybersecurity breaches or incidents affecting MSP partners’ remote monitoring of multiple SME customers’ networks and devices is significant.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our solutions, our proprietary data or the data of our MSP partners or their SME customers, and ultimately on our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once an MSP partner has updated the impacted product with the latest release, and MSP partners that do not install and run the remediated versions of our products, and their SME customers, may remain vulnerable to attack.
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as personal information related to current or former employees and MSP partners, may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including, loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future, and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the solutions that we deliver to our MSP partners may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives, including costs that we are incurring as part of developing our own security infrastructure in connection with the separation.
The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, MSP partner and employee relations, results of operations, financial condition or cash flows.
On December 14, 2020, SolarWinds announced that it had been the victim of a cyberattack (the "Cyber Incident") on its Orion Software Platform and internal systems. SolarWinds’ investigation revealed that as part of this attack, malicious code ("Sunburst") was injected into builds of SolarWinds’ Orion Software Platform that it released between March 2020 and June 2020. If present and activated in a customer’s IT environment, Sunburst could potentially allow an attacker to compromise the server on which the Orion Software Platform was installed. The Cyber Incident has been widely reported by SolarWinds and other third parties and appears to be one of the most complex and sophisticated cyberattacks in history.
SolarWinds’ investigations have revealed that the threat actor employed novel and sophisticated techniques indicative of a nation state actor and consistent with the goal of cyber espionage via a supply-chain attack. Through the use of the novel SUNSPOT code injector that SolarWinds discovered in its investigation, the threat actor surreptitiously injected the Sunburst malicious code solely into builds of the Orion Software Platform. The threat actor undertook a test run of its ability to inject code into builds of the Orion Software Platform in October 2019, months prior to initiating the actual Sunburst injection into builds of the Orion Software Platform that SolarWinds released between March and June 2020. SolarWinds has not identified Sunburst in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions
As a result of the Cyber Incident, we are faced with significant risks. As a part of SolarWinds and our prior branding as “SolarWinds MSP,” the Cyber Incident has harmed, and is likely to continue to harm, our reputation, our MSP partner and employee relations and our operations and business as a result of both the impact it has had on our relationships with existing and prospective customers and the significant time and resources that our personnel have had and may have to devote to investigating and responding to the Cyber Incident. Customers have and may in the future defer purchasing or choose to cancel or not renew their agreements or subscriptions with us as a result of the Cyber Incident. We have and expect to continue to expend significant costs and expenses related to the Cyber Incident including in connection with investigations, our remediation efforts, our compliance with applicable laws and regulations in connection with the threat actor’s access to and exfiltration of information related to our current or former employees and MSP partners, and our measures to address the damage to our reputation and MSP partner and employee relations. We are also expending additional costs in connection with our ongoing cybersecurity-related initiatives. If we are unable to maintain the trust of our current and prospective MSP partners and their SME customers, negative publicity continues and/or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition will be negatively affected.
While SolarWinds does not know precisely when or how the threat actor first gained access to its environment, its investigations uncovered evidence that the threat actor compromised credentials and conducted research and surveillance in furtherance of its objectives through persistent access to its software development environment and internal systems, including its Office 365 environment, for at least nine months prior to initiating the test run in October 2019. During this entire period, we were a part of the SolarWinds’ shared environment and the threat actor had persistent access to our systems and Office 365 environment. SolarWinds also has found evidence that causes us to believe that the threat actor exfiltrated certain information as part of its research and surveillance. The threat actor created and moved files that we believe contained source code for our products, although we are unable to determine the actual contents of those files. The threat actor also created and moved additional files, including files that may have contained data about our MSP partners and files that may have contained data relating to trial and product activation of our N-central On Demand solution. We do not believe that any information of the customers of our MSP Partners would have been included in the files that were created by the threat actor. Although we are unable to determine the actual contents of these files, with respect to the files that may have contained data about our MSP partners, we believe the information included in such files would not have contained highly sensitive personal information, such as credit card, social security, passport or bank account numbers, but could have contained other information such as MSP partner IDs, business email addresses and encrypted MSP partner portal login credentials. With respect to the files that may have contained data relating to trial and product activation of our N-central On Demand solutions, although we are unable to determine the actual content of such files, the information included in such files could have contained MSP partner user names and N-central On Demand initial passwords generated by N-able. The threat actor also moved files to a jump server, which SolarWinds believes was intended to facilitate exfiltration of the files out of the shared environment. Investigations to date have also revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds is currently in the process of identifying all personal information contained in the emails of these accounts, and SolarWinds and we expect to provide notices to any impacted individuals and other parties as appropriate.
The discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the activities of the threat actor within the shared SolarWinds environment and the related impact on any of our systems, solutions, current or former employees and MSP partners, could increase our costs and liabilities related to the Cyber Incident and expose us to claims, investigations by U.S. federal and state and foreign governmental officials and agencies, civil and criminal litigation, including securities class action and other lawsuits, and other liability, resulting in material remedial and other expenses which may not be covered by insurance, including fines and further damage to our business, reputation, intellectual property, results of operations and financial condition. Although, subject to the terms of the Separation Agreement, SolarWinds would indemnify us for costs we may incur, any such claims, investigations or lawsuits may result in the incurrence of significant external and internal legal and advisory costs and expenses and reputational damage to our business, as well as the diversion of management’s attention from the operation of our business and a negative impact on our employee morale. We also may not have sufficient insurance coverage for any claims or expenses to the extent that certain costs are not covered under SolarWinds’ insurance coverage or the terms of the Separation Agreement indemnification.
The Cyber Incident also may embolden other threat actors to target our systems, which could result in additional harm to our business. Although we have and expect to continue to deploy significant resources as part of our security infrastructure, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the solutions that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective MSP partners as sufficient to address the harm caused by the Cyber Incident.
Risks Related to Taxation
Our business and financial performance could be negatively impacted by changes in tax laws or regulations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations and our business and financial performance. Additionally, these events could require us or our MSP partners to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our MSP partners to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our subscription prices to offset the costs of these changes, existing MSP partners may cancel their subscriptions and potential MSP partners may elect not to purchase our subscriptions. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our MSP partners’ and our compliance, operating and other costs, as well as the costs of our solutions. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.
Additionally, the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was enacted on December 22, 2017, requires complex computations to be performed, significant judgments to be made in the interpretation of the provisions of the Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department continues to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As additional guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
Additional liabilities related to taxes or potential tax adjustments could adversely impact our business and financial performance.
We are subject to tax and related obligations in various federal, state, local and foreign jurisdictions in which we operate or do business. The taxing rules of the various jurisdictions in which we operate or do business are often complex and subject to differing interpretations. Tax authorities could challenge our tax positions we historically have taken, or intend to take in the future, or may audit the tax filings we have made and assess additional taxes. Tax authorities may also assess taxes in jurisdictions where we have not made tax filings. Any assessments incurred could be material, and may also involve the imposition of substantial penalties and interest. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves, and the resolutions of our tax positions are unpredictable. The payment of additional taxes, penalties or interest resulting from any assessments could adversely impact our business and financial performance.
Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results.
Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax rules, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in these jurisdictions could challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and adversely affect our business and operating results.
Our operating results may be negatively impacted by the loss of certain tax benefits provided to companies in our industry predominately by the governments of countries in which we have research and development personnel.
Many of the governments of countries in which we have research and development personnel provide us with certain tax benefits related to the employment of such personnel and the activities that they perform. In Belarus, for example, our local subsidiary along with other member technology companies of High-Technologies Park have a full exemption from Belarus income tax and value added tax until 2049 and are taxed at reduced rates on a variety of other taxes. We have similar arrangements with our subsidiaries in Canada and Romania. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses could increase significantly, which could materially adversely affect our financial condition and results of operations.
Risks Related to Governmental Regulation
We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SME data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. In connection with the Cyber Incident, SolarWinds’ investigations have revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds is currently in the process of identifying all personal information contained in the emails of these accounts and expects to provide notices to any impacted individuals and other parties as appropriate. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any party whose information was stolen, which could further harm our reputation and business. Other states and countries have enacted different requirements for protecting personal data collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our MSP partners, including, but not limited to, the European Union’s General Data Protection Regulation, which came into force in May 2018 and created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. In addition, on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the European Union to the United States is being assessed and guidance from European regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners, and their SME customers face the potential for regulators in the European Economic Area (EEA) to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by our MSP partners, their SME customers, and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing MSP partners and their SME customers and prospective MSP partners and their SME customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it known that we did not take adequate measures to assure the confidentiality of the personal data that our MSP partners had given to us. This could result in a loss of MSP partners and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform solutions offerings and uniform treatment of MSP partners across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs on our business and can increase liability for compliance deficiencies.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Certain of our solutions are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our solutions and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our solutions to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain solutions, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solutions. The exportation, re-exportation and importation of our solutions and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a denial or curtailment of our ability to export our solutions or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our solutions in international markets, or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
We are also subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.
Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or our failure to comply with regulations could harm our operating results.
As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. In addition to data privacy and security laws and regulations, taxation of solutions and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services and solutions offerings, which could harm our business and operating results.
Risks Related to Our Separation from SolarWinds
The Separation and the Distribution may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
We may not fully realize the intended benefits of being a stand-alone public company if any of the risks identified in this “Risk Factors” section, or other events, were to occur. If we do not realize these intended benefits for any reason, our business may be negatively affected. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) as an independent, publicly traded company, we may be more susceptible to market fluctuations and other adverse events than if we were still a part of SolarWinds; and (ii) as an independent, publicly traded company, our business is less diversified than SolarWinds’ businesses prior to the Separation and Distribution. We also may experience increased difficulties in attracting, retaining, and motivating employees or maintaining or initiating relationships with partners, customers and other parties with which we currently do business, or may do business in the future, which may adversely affect our business, results of operations and financial condition. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.
The terms of the agreements that we have entered into with SolarWinds in connection with the Separation and Distribution may limit our ability to take certain actions, which may prevent us from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, which could impair our ability to grow.
The terms of the agreements that we have entered into with SolarWinds in connection with the Separation and Distribution, including the Separation Agreement, may limit our ability to take certain actions, which could impair our ability to grow. To preserve the tax-free treatment of the Separation and Distribution, we have agreed in the tax matters agreement to restrictions, including restrictions that would be effective during the period following the distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “—We may not be able to engage in desirable strategic or capital-raising transactions following the distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.
We could incur significant liability if the Separation and Distribution is determined to be a taxable transaction, and, in certain circumstances, we could be required to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
SolarWinds has received opinions of tax counsel and tax advisors regarding qualification of the Separation and Distribution, together with certain related transactions, as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and/or 355 of the Code. The opinions of tax counsel and tax advisors are based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of SolarWinds and us, including those relating to the past and future conduct of SolarWinds and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or SolarWinds breach any of the respective covenants in any of the separation-related agreements, the opinions of tax counsel and tax advisors could be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding any opinion of tax counsel and tax advisors, the Internal Revenue Service (the “IRS”) could determine that the Separation and Distribution should be treated as a taxable transaction if it were to determine that any of the facts, assumptions, representations, statements or undertakings upon which any opinion of tax counsel and tax advisors was based were false or had been violated, or if it were to disagree with the conclusions in any opinion of tax counsel and tax advisors. Any opinion of tax counsel and tax advisors would not be binding on the IRS or the courts, and we cannot assure that the IRS or a court would not assert a contrary position. SolarWinds has not requested, and does not intend to request, a ruling from the IRS with respect to the treatment of the distribution or certain related transactions for U.S. federal income tax purposes.
If the Separation and Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, SolarWinds would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value, and SolarWinds stockholders who receive shares of our common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
We have agreed in the tax matters agreement to indemnify SolarWinds for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the separation-related agreements or in the documents relating to the opinion of tax counsel and tax advisors being incorrect or violated. Any such indemnity obligations could be material and could materially affect our business and financial statements.
We may not be able to engage in desirable strategic or capital-raising transactions following the distribution.
Under current law, a distribution that would otherwise qualify as a tax-free transaction, for U.S. federal income tax purposes, under Section 355 of the Code can be rendered taxable to the parent corporation and its stockholders as a result of certain post-distribution acquisitions of shares or assets of the distributed corporation. For example, such a distribution could result in taxable gain to the parent corporation under Section 355(e) of the Code if the distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquired, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the distributed corporation.
To preserve the tax-free treatment of the Separation and Distribution, and in addition to our expected indemnity obligation described above, we have agreed in the tax matters agreement to restrictions that address compliance with Section 355 of the Code (including Section 355(e) of the Code). These restrictions could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we believe may be in the best interests of our stockholders or that might increase the value of our business.
We have no operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
The historical financial information we have included in this Quarterly Report on Form 10-Q does not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.
We derived the historical combined financial information included in this Quarterly Report on Form 10-Q from SolarWinds’ Combined Financial Statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Separation and Distribution, we operated as part of SolarWinds’ broader organization, and SolarWinds performed various corporate functions for us. Our historical combined financial information reflects allocations of corporate expenses from SolarWinds for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly traded company.
•We have entered into transactions with SolarWinds that did not exist prior to the Separation and Distribution, such as SolarWinds’ provision of transition and other services, and undertake indemnification obligations, which have caused us to incur new costs.
•Our historical combined financial information does not reflect changes that we expect to experience in the future as a result of our separation from SolarWinds, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of SolarWinds, we benefited from SolarWinds’ operating diversity, size, purchasing power, borrowing leverage and available capital for investments that will no longer be accessible after the Separation and Distribution. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of SolarWinds prior to the Separation and Distribution, and our results of operations may be adversely affected. In addition, our historical combined financial data do not include an allocation of interest expense comparable to the interest expenses we will incur as a result of the Separation and Distribution and related transactions, including interest expenses in connection with the Senior Facility.
Following the Separation and Distribution, we also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. While we were profitable as part of SolarWinds, we cannot assure you that our profits will continue at a similar level to historical periods now that we are an independent, publicly traded company.
If we encounter difficulties in the transition after the Separation and Distribution and implementation of our business strategies by our senior management team, our business could be negatively impacted.
We have appointed our first senior management team, including our first Chief Executive Officer and Chief Financial Officer. Our future success will partly depend upon our first senior management team’s and other key employees’ effective implementation of our business strategies. Our first management team may require transition time to fully understand all aspects of running our business separate from SolarWinds, and the challenges of running a public company. The transition may be disruptive to, or cause uncertainty in, our business and strategic direction. If we have failures in any aspects of this transition, or the strategies implemented by our management team are not successful, our business could be harmed.

The assets and resources that we acquired from SolarWinds in the separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SolarWinds.
Because we have not operated as an independent company in the past, we will need to acquire assets in addition to those contributed by SolarWinds and its subsidiaries to us and our subsidiaries in connection with our separation from SolarWinds. We may also face difficulty in separating our assets from SolarWinds’ assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from SolarWinds’ assets or integrating newly acquired assets.
The services that SolarWinds provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
Pursuant to the transition services agreement, we expect SolarWinds to continue to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, engineering, operations, customer support, human resources and employee benefits, sales and sales operations and other services in exchange for the fees specified in the transition services agreement between us and SolarWinds. SolarWinds will not be obligated to provide these services in a manner that differs from the nature of the services provided to the N-able business during the 12-month period prior to the separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from SolarWinds due to the termination of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by SolarWinds).
Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other intercompany agreements with SolarWinds.
As a former business unit of SolarWinds, we relied on administrative and other resources of SolarWinds, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with the Separation and Distribution, we have entered into various service agreements to retain the ability for specified periods to use these SolarWinds resources. These services may not be provided at the same level as when we were a business unit within SolarWinds, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreements with SolarWinds expire (which will generally occur within 24 months following the completion of the Distribution), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SolarWinds. We will need to create our own administrative and other support systems or contract with third parties to replace SolarWinds’ systems. In addition, we have received informal support from SolarWinds, which may not be addressed in the agreements we have entered into with SolarWinds, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SolarWinds’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.
After the Separation and Distribution, we are a smaller company relative to SolarWinds, which could result in increased costs because of a decrease in our purchasing power. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new MSP partners.
Prior to the Separation and Distribution, we were able to take advantage of SolarWinds’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than SolarWinds, and we cannot assure that we will have access to financial and other resources comparable to those available to us prior to the Separation and Distribution. As a stand-alone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to the separation, which could increase our costs and reduce our profitability.
SolarWinds has agreed to indemnify us, and we have agreed to indemnify SolarWinds, for certain liabilities. Claims for indemnification by SolarWinds, or a failure by SolarWinds to provide sufficient indemnification to us, could negatively impact our business, results of operations and financial position.
Pursuant to the Separation Agreement and certain other agreements with SolarWinds, SolarWinds has agreed to indemnify us, and we have agreed to indemnify SolarWinds, for certain liabilities. Claims for indemnification by SolarWinds could have negative consequences for our financial position. In addition, third parties could also seek to hold us responsible for any of the liabilities that SolarWinds has agreed to retain, and we cannot assure that an indemnity from SolarWinds will be sufficient to protect us against the full amount of such liabilities, or that SolarWinds will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from SolarWinds any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially adversely affect our business, results of operations and financial condition.
Certain contracts used in our business will need to be replaced, or assigned from SolarWinds or its affiliates to N‑able in connection with the separation, which may require the consent of the counterparty to such an assignment, and failure to obtain such replacement contracts or consents could increase N-able’s expenses or otherwise adversely affect our results of operations.
Our separation from SolarWinds requires us to replace shared contracts and, with respect to certain contracts that are to be assigned from SolarWinds or its affiliates to us or our affiliates, to obtain consents and assignments from third parties. It is possible that, in connection with the replacement or consent process, some parties may seek more favorable contractual terms from N-able. If we are unable to obtain such replacement contracts or consents, as applicable, we may be unable to obtain some of the benefits, assets and contractual commitments that are intended to be allocated to N-able as part of the separation. If we are unable to obtain such replacement contracts or consents, the loss of these contracts could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.
Some of our directors and executive officers own SolarWinds common stock, restricted shares of SolarWinds common stock or options to acquire SolarWinds common stock and hold positions with SolarWinds, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.
Some of our directors and executive officers own SolarWinds common stock, restricted shares of SolarWinds stock or options to purchase SolarWinds common stock. Ownership of SolarWinds common stock, restricted shares of SolarWinds common stock and options to purchase SolarWinds common stock by our directors and executive officers after the separation and the presence of executive officers or directors of SolarWinds on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SolarWinds that could have different implications for SolarWinds than they do for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between SolarWinds and us regarding terms of the agreements governing the separation and the relationship between SolarWinds and us thereafter, including the Separation Agreement, the employee matters agreement, the tax matters agreement or the transition services agreement. Potential conflicts of interest could also arise if we enter into commercial arrangements with SolarWinds in the future. As a result of these actual or apparent conflicts of interest, we may be precluded from pursuing certain growth initiatives.
The allocation of intellectual property rights and data between SolarWinds and us as part of the Separation and Distribution, the shared use of certain intellectual property rights and data following the Separation and Distribution and restrictions on the use of intellectual property rights, could adversely impact our reputation, our ability to enforce certain intellectual property rights and our competitive position.
In connection with the Separation and Distribution, we entered into agreements with SolarWinds governing the allocation of intellectual property rights and data related to our business. These agreements include restrictions on our use of SolarWinds’ intellectual property rights and data licensed to us, including limitations on the field of use in which we can exercise our license rights. Moreover, the licenses granted to us under SolarWinds’ intellectual property rights and data are non-exclusive, so SolarWinds may be able to license the rights and data to third parties that may compete with us. These agreements could adversely affect our position and options relating to intellectual property enforcement, licensing negotiations and monetization and access to data used in our business. We also may not have sufficient rights to grant sublicenses of intellectual property or data used in our business, and we may be subject to third party rights pertaining to the underlying intellectual property or data. These circumstances could adversely affect our ability to protect our competitive position in the industry and otherwise adversely affect our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a business unit of SolarWinds. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We will need to:
•institute a more comprehensive compliance function;

•comply with rules promulgated by the NYSE;
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•establish new internal policies, such as those relating to insider trading; and
•involve and retain to a greater degree outside counsel and accountants in the above activities.
Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2021, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the year ending December 31, 2026. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
In addition, we expect that being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
The trading price of our common stock could be volatile, which could cause the value of your investment to decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. The market price of our common stock may be higher or lower than the price you pay for our common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•announcements of new solutions or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•changes in how MSP partners perceive the benefits of our offerings;
•changes in subscription revenue from quarter to quarter;
•departures of key personnel;
•price and volume fluctuations in the overall stock market from time to time;
•fluctuations in the trading volume of our shares or the size of our public float;
•sales of large blocks of our common stock, including sales by our Sponsors;
•actual or anticipated changes or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•litigation involving us, our industry or both;
•cybersecurity incidents;
•regulatory developments in the United States, foreign countries or both;
•general economic conditions and trends;
•major catastrophic events in our domestic and foreign markets; and
•“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class-action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If there is no or limited research coverage of our common stock, the trading price for shares of our common stock may be negatively impacted. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market after the Separation and Distribution, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Upon the completion of the Separation and Distribution and consummation of the Private Placement, we had approximately 178,747,623 shares of common stock outstanding. All of the shares of common stock distributed to our stockholders as a part of the Separation and Distribution will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.  We will grant registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market. In addition, in connection with the Private Placement, we have granted registration rights to the Investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement and have agreed to use commercially reasonable efforts to file as soon as reasonably practicable, but in any event no later than 45 days following the Separation and Distribution, a registration statement on Form S-1 registering the resale of such shares. Once registered, such shares will be freely tradable in the public market.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We may issue additional capital stock in the future that will result in dilution to all other stockholders. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, solutions or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per-share value of our common stock to decline.
We do not intend to pay dividends on our common stock, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We do not intend to pay dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, you may receive a return on your investment in our common stock only if the market price of our common stock increases.
Our restated charter and restated bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.
Our amended and restated certificate of incorporation, or our restated charter, and our amended and restated bylaws, or our restated bylaws, contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 30% of the outstanding shares of our common stock, removal of directors only for cause;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•subject to the rights of the Sponsors under the stockholders’ agreement, allowing only our board of directors to fill vacancies on our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, our stockholders may not take action by written consent but may take action only at annual or special meetings of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws;
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt;
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•a prohibition of cumulative voting in the election of our board of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.
Our restated charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the "DGCL"), and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group that acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our restated charter also provides that the Sponsors, including the Silver Lake Funds and the Thoma Bravo Funds and any persons to whom any Silver Lake Fund or Thoma Bravo Fund or any of their respective affiliates sells its common stock, will not constitute “interested stockholders” for purposes of this provision.
The Lead Sponsors have a controlling influence over matters requiring stockholder approval.
After giving effect to the completion of the Private Placement and the Separation and Distribution, the Sponsors collectively owned in the aggregate approximately 122,971,283 shares of our common stock, representing approximately 68.8% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our restated charter and restated bylaws, which govern the rights attached to our common stock.
Additionally, for so long as the Sponsors beneficially own, in the aggregate, 40% or more of our outstanding shares of common stock, the Sponsors will have the right to designate a majority of our board of directors. For so long as the Sponsors have the right to designate a majority of our board of directors, the directors designated by the Sponsors are expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is expected to be a director serving on such committee who is designated by the Sponsors. However, as soon as we are no longer a “controlled company” under the NYSE corporate governance standards, our committee membership will comply with all applicable requirements of those standards and a majority of our board of directors will be “independent directors,” as defined under the rules of the NYSE, subject to any phase-in provisions.
This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.
Certain of our directors have relationships with the Lead Sponsors, which may cause conflicts of interest with respect to our business.
Two of our eight directors are affiliated with Silver Lake and two are affiliated with Thoma Bravo. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
The Sponsors and their affiliated funds may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
The Sponsors and their affiliated funds are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or MSP partners of ours. The Sponsors and their affiliated funds may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
Our restated charter provides that no officer or director of the Company who is also an officer, director, employee, partner, managing director, principal, independent contractor or other affiliate of either of the Sponsors will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual pursues or acquires a corporate opportunity for its own account or the account of an affiliate, as applicable, instead of us, directs a corporate opportunity to any other person instead of us or does not communicate information regarding a corporate opportunity to us.
The Sponsors’ ability to control our board of directors may make it difficult for us to recruit high-quality independent directors.
So long as the Sponsors beneficially own shares of our outstanding common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, they can effectively control and direct our board of directors.
At the completion of the Separation, three members of our board of directors, Messrs. Bock, Hoffmann and Widmann, continued to serve as directors on the SolarWinds board of directors. Mr. Bingle was previously a director of SolarWinds but did not stand for reelection to the SolarWinds board of directors at the SolarWinds 2021 Annual Meeting of Stockholders. Further, the interests of SolarWinds and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our restated charter authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.
Our restated charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our restated charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our restated charter or restated bylaws, or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants therein. Our restated charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our restated charter described in the preceding sentence. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our restated charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or operating results.
For as long as we are an emerging growth company, we will not be required to comply with certain requirements that apply to other public companies.
We qualify as an emerging growth company, as defined in the JOBS Act. For as long as we are an emerging growth company, which may be up to five full fiscal years, we, unlike other public companies, will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden-parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for adopting new or revised financial accounting standards. We intend to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.
We will remain an emerging growth company for up to five years, although we will lose that status sooner if we have more than $1.07 billion of revenue in a fiscal year, have more than $700.0 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.
For so long as we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
We are a controlled company within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.
As of completion of the Separation and Distribution, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors as defined under the rules of the NYSE;
•the nominating and governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

These requirements will not apply to us as long as we remain a controlled company. We intend to take advantage of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
None.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1
Separation and Distribution Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

3.1
Amended and Restated Certificate of Incorporation of N-able, Inc., dated as of July 16, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

3.2
Amended and Restated Bylaws of N-able, Inc., dated as of July 16, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

4.1
Stockholders' Agreement, dated as of July 19, 2021, by and among N-able, Inc. and the stockholders' named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021). (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

4.2
Registration Rights Agreement, dated as of July 19, 2021, by and among N-able, Inc. and the stockholders' named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.1
Transition Services Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.2
Tax Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.3
Employee Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.4
Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.5
Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.6
Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.7
Credit Agreement, dated as of July 19, 2021, among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.8^
Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and John Pagliuca (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

Exhibit Number	Exhibit Title
10.9^
Employment Agreement, dated as of July 19, 2021, by and between N-able Solutions ULC and Frank Colletti (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.10^
Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and Kathleen Pai (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.11	Form of Indemnification Agreement of N-able, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.12^
N-able, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

10.13^	N-able, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).
10.14^	N-able, Inc. Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.15
Purchase Agreement, dated July 11, 2021, by and among N-able, Inc., N-able International Holdings II, LLC and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

N-able, Inc.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	August 12, 2021	By:	/s/ Timothy O'Brien

Timothy O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)