Form 10-Q
period 2021-09-30
N-able, Inc.
filed 2021-11-09
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 2, 2021, 178,972,178 shares of common stock, par value $0.001 per share, were outstanding.

N-able, Inc.

Table of Contents

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	5
	Consolidated and Combined Balance Sheets as of September 30, 2021 and December 31, 2020	5
	Consolidated and Combined Statements of Operations for the three and nine month periods ended September 30, 2021 and 2020	6
	Consolidated and Combined Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2021 and 2020	7
	Consolidated and Combined Statements of Stockholders' Equity and Parent Company Net Investment for the three and nine month periods ended September 30, 2021 and 2020	8
	Consolidated and Combined Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020	10
	Notes to the Consolidated and Combined Financial Statements	12
	1. Organization and Nature of Operations
	2. Summary of Significant Accounting Policies
	3. Goodwill
	4. Relationship with Parent and Related Entities
	5. Debt
	6. Earnings Per Share
	7. Income Taxes
	8. Commitment and Contingencies
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	35
Item 4.	Controls and Procedures	36
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
	Signature	70
	Certifications

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
•the possibility that the global COVID-19 pandemic may continue to adversely affect our business, results of operations and financial condition or the impact of the COVID-19 pandemic on the global economy or on the business operations and financial conditions of our customers, their end-customers and our prospective customers;
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
•our indebtedness, including potential restrictions on our operations and the impact of events of default; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated and Combined Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$61,572	$99,790
Accounts receivable, net of allowances of $1,049 and $751 as of September 30, 2021 and December 31, 2020, respectively	36,254	29,086
Income tax receivable	2,363	1,262
Prepaid and other current assets	13,593	5,584
Total current assets	113,782	135,722
Property and equipment, net	33,254	19,590
Operating lease right-of-use assets	42,426	13,697
Deferred taxes	3,316	2,982
Goodwill	850,445	874,083
Intangible assets, net	10,571	27,374
Other assets, net	8,771	6,287
Total assets	$1,062,565	$1,079,735
Liabilities and parent company net investment
Current liabilities:
Accounts payable	$5,471	$5,542
Due to affiliates	583	8,023
Accrued liabilities and other	30,897	21,976
Current operating lease liabilities	4,990	2,860
Accrued related party interest payable	—	2,477
Income taxes payable	2,377	4,447
Current portion of deferred revenue	10,144	9,502
Current debt obligation	3,500	—
Total current liabilities	57,962	54,827
Long-term liabilities:
Due to affiliates	—	372,650
Deferred revenue, net of current portion	220	168
Non-current deferred taxes	3,754	5,846
Non-current operating lease liabilities	46,464	14,641
Long-term debt, net of current portion	335,846	—
Other long-term liabilities	412	406
Total liabilities	444,658	448,538
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 178,734,321 and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	179	—
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Parent company net investment	—	582,206
Additional paid-in capital	595,090	—
Accumulated other comprehensive income	24,567	48,991
Accumulated deficit	(1,929)	—
Total stockholders' equity	617,907	631,197
Total liabilities and stockholders' equity	$1,062,565	$1,079,735
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

N-able, Inc.
Consolidated and Combined Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription and other revenue	$88,423	$76,299	$256,953	222,991
Cost of revenue:
Cost of revenue	11,279	9,839	34,366	28,366
Amortization of acquired technologies	1,017	6,181	4,758	18,056
Total cost of revenue	12,296	16,020	39,124	46,422
Gross profit	76,127	60,279	217,829	176,569
Operating expenses:
Sales and marketing	30,178	21,017	80,390	58,424
Research and development	14,649	10,413	39,192	31,933
General and administrative	19,888	13,661	61,480	35,190
Amortization of acquired intangibles	1,640	6,027	11,935	17,761
Total operating expenses	66,355	51,118	192,997	143,308
Operating income	9,772	9,161	24,832	33,261
Other expense:
Interest expense, net	(3,111)	(6,724)	(15,711)	(21,459)
Other expense, net	(884)	(292)	(1,467)	(458)
Total other expense	(3,995)	(7,016)	(17,178)	(21,917)
Income before income taxes	5,777	2,145	7,654	11,344
Income tax expense	3,904	3,274	9,597	8,560
Net income (loss)	$1,873	$(1,129)	$(1,943)	$2,784
Net income (loss) available to common stockholders	$1,873	$(1,129)	$(1,943)	$2,784
Net income (loss) available to common stockholders per share:
Basic earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$0.02
Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$0.02
Weighted-average shares used to compute net income (loss) available to common stockholders per share:
Shares used in computation of basic earnings (loss) per share:	174,468	158,124	163,601	158,124
Shares used in computation of diluted earnings (loss) per share:	175,752	158,124	163,601	158,124
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

N-able, Inc.
Consolidated and Combined Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$1,873	$(1,129)	$(1,943)	$2,784
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,512)	20,299	(24,424)	17,265
Other comprehensive (loss) income	(10,512)	20,299	(24,424)	17,265
Comprehensive (loss) income	$(8,639)	$19,170	$(26,367)	$20,049
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

N-able, Inc.
Consolidated and Combined Statements of Stockholders' Equity and Parent Company Net Investment
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income		Accumulated Deficit	Total
Balance at June 30, 2021	—	$—	$598,196	$—	$35,079		$—	$633,275
Net income	—	—	3,802	—	—		—	3,802
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—		—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—		—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—		—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—		—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079		$—	$619,095
Net loss	—	—	—	—	—		(1,929)	(1,929)
Foreign currency translation adjustment	—	—	—	—	(10,512)	*	—	(10,512)
Exercise of stock options	30	—	—	18	—		—	18
Restricted stock units issued, net of shares withheld for taxes	56	—	—	(382)	—		—	(382)
Issuance of stock	5	—	—	—	—		—	—
Stock-based compensation	—	—	—	11,617	—		—	11,617
Balance at September 30, 2021	178,734	$179	$—	$595,090	$24,567		$(1,929)	$617,907

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income		Accumulated Deficit	Total
Balance at December 31, 2020	—	$—	$582,206	$—	$48,991		$—	$631,197
Net loss	—	—	(14)	—	—		—	(14)
Foreign currency translation adjustment	—	—	—	—	(13,912)		—	(13,912)
Stock-based compensation	—	—	9,023	—	—		—	9,023
Net transfers from Parent	—	—	10,783	—	—		—	10,783
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—		—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—		—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—		—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—		—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079		$—	$619,095
Net loss	—	—	—	—	—		(1,929)	(1,929)
Foreign currency translation adjustment	—	—	—	—	(10,512)	*	—	(10,512)
Exercise of stock options	30	—	—	18	—		—	18
Restricted stock units issued, net of shares withheld for taxes	56	—	—	(382)	—		—	(382)
Issuance of stock	5	—	—	—	—		—	—
Stock-based compensation	—	—	—	11,617	—		—	11,617
Balance at September 30, 2021	178,734	$179	$—	$595,090	$24,567		$(1,929)	$617,907
__________
* In connection with the Separation and Distribution, as defined in Note 1. Organization and Nature of Operations of the Notes to Consolidated and Combined Financial Statements, our United Kingdom legal entity changed its functional currency from the Pound Sterling to the US dollar. The impact of this change is reflected in the foreign currency translation adjustment for the period of July 20, 2021 through September 30, 2021.

	Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at June 30, 2020	—	$—	$573,709	$—	$3,543	$—	$577,252
Net loss	—	—	(1,129)	—	—	—	(1,129)
Foreign currency translation adjustment	—	—	—	—	20,299	—	20,299
Stock-based compensation	—	—	6,165	—	—	—	6,165
Net transfers from Parent	—	—	4,412	—	—	—	4,412
Balance at September 30, 2020	—	$—	$583,157	$—	$23,842	$—	$606,999

	Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2019	—	$—	$557,120	$—	$6,577	$—	$563,697
Net income	—	—	2,784	—	—	—	2,784
Foreign currency translation adjustment	—	—	—	—	17,265	—	17,265
Stock-based compensation	—	—	12,081	—	—	—	12,081
Net transfers from Parent	—	—	11,172	—	—	—	11,172
Balance at September 30, 2020	—	$—	$583,157	$—	$23,842	$—	$606,999
The accompanying notes are an integral part of these Consolidated and Combined Financial Statements

N-able, Inc.
Consolidated and Combined Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(1,943)	$2,784
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,058	41,760
Provision for doubtful accounts	1,549	1,389
Stock-based compensation expense	20,962	12,081
Deferred taxes	(2,426)	(2,594)
Amortization of debt issuance costs	324	—
Operating lease right-of-use assets, net	1,807	(2,797)
Loss on foreign currency exchange rates	1,195	1,359
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,235)	(3,194)
Income tax receivable	(1,100)	(546)
Prepaid expenses and other assets	(10,301)	172
Accounts payable	(1,738)	498
Due to and from affiliates	(7,834)	5,902
Accrued liabilities and other	12,646	5,414
Accrued related party interest payable	(2,477)	4,636
Income taxes payable	(2,016)	(980)
Deferred revenue	688	497
Other long-term liabilities	—	3,132
Net cash provided by operating activities	26,159	69,513
Cash flows from investing activities
Purchases of property and equipment	(19,409)	(6,418)
Purchases of intangible assets	(2,920)	(2,746)
Net cash used in investing activities	(22,329)	(9,164)
Cash flows from financing activities
Proceeds from Private Placement, net of $9,000 of issuance costs	216,000	—
Distribution of net proceeds from Private Placement to Parent	(216,000)
Payments of tax withholding obligations related to restricted stock	(381)	—
Exercise of stock options	18	—
Proceeds from Credit Agreement	350,000	—
Payments for debt issuance costs	(10,075)	—
Repayments of borrowings due to affiliates	(372,650)	(21,750)
Net transfers (to) from Parent	(7,378)	11,172
Net cash used in financing activities	(40,466)	(10,578)
Effect of exchange rate changes on cash and cash equivalents	(1,582)	(747)
Net (decrease) increase in cash and cash equivalents	(38,218)	49,024
Cash and cash equivalents
Beginning of period	99,790	39,348
End of period	$61,572	$88,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,796	$16,827
Cash paid for income taxes	$14,985	$11,492

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$1,542	$19
Right-of-use assets obtained in exchange for operating lease liabilities	$31,079	$5,765

The accompanying notes are an integral part of these Consolidated and Combined Financial Statements.

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

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
On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the "Distribution") of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the "Record Date"). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,020,156 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,040,312 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange. Depending on the periods presented, our interim financial statements are presented on a consolidated or combined, "carve out," basis as described below.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
Our financial statements for the periods through the Separation date of July 19, 2021 are Combined Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 through September 30, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. We prepared our interim Consolidated and Combined Financial Statements in conformity with United States of America generally accepted accounting principles ("GAAP") and the reporting regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying Consolidated and Combined Financial Statements include the accounts of N-able, Inc. and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
The Consolidated and Combined Financial Statements at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Combined Balance Sheet at December 31, 2020 was derived from our audited financial statements. The results reported in these Consolidated and Combined Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the SEC on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement").
The Consolidated and Combined Statements of Operations include all revenues and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation. These corporate expenses have been allocated to us based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount. See Note 4. Relationship with Parent and Related Entities for further details. The allocated costs were deemed to be settled by N-able to SolarWinds in the period in which the expense was recorded in the Consolidated and Combined Statements of Operations. The Consolidated and Combined Statements of Cash Flows present these corporate expenses as cash flows from operating activities, as these costs were incurred by SolarWinds. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of N-able by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to N-able’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).
The Consolidated and Combined Financial Statements include all assets and liabilities that resided in N-able legal entities. Assets and liabilities in shared entities as of December 31, 2020 were included in the stand-alone financial statements to the extent the asset or liability is primarily used by N-able. If N-able was not the primary user of the asset or liability, it was excluded entirely from the Consolidated and Combined Financial Statements. SolarWinds used a legal entity approach to cash management and financing its operations. Accordingly, cash and cash equivalents, related party debt and related interest expense have been attributed to N‑able in the Consolidated and Combined Financial Statements only to the extent such items had been historically legally entitled within N-able legal entities. Any such items which existed in other entities, whether shared or otherwise, wee outside of the control of the N-able business and have been excluded from the Consolidated and Combined Financial Statements.
SolarWinds maintains various stock-based compensation plans at a corporate level. N-able employees participated in those programs prior to the Separation and a portion of the compensation cost associated with those plans is included in N-able’s Consolidated and Combined Statements of Operations. The stock-based compensation expense is included within Parent company net investment for periods prior to the Separation, and is included within additional paid-in capital following the Separation. The amounts presented in the Consolidated and Combined Financial Statements are not necessarily indicative of future awards. See Note 4. Relationship with Parent and Related Entities for further details.
SolarWinds' third party debt and the related interest have not been allocated to us for any of the applicable periods presented because SolarWinds' borrowings were primarily for corporate cash purposes and were not directly attributable to N-able. In addition, none of the N-able legal entities guaranteed the debt nor were they jointly and severally liable for SolarWinds' debt.
Any transactions which have been included in the Consolidated and Combined Financial Statements from legal entities which are not exclusively operating as N-able legal entities are considered to be effectively settled in the Consolidated and Combined Financial Statements at the time the transaction is recorded between SolarWinds and the N-able business. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as Parent company net investment. Other transactions between N-able legal entities and other SolarWinds legal entities, to the extent such transactions have not been settled in cash as of the period-end date, are reflected in the Consolidated and Combined Balance Sheets as due to affiliates, and due from affiliates which is included within accounts receivable.
All of the allocations and estimates in the Consolidated and Combined Financial Statements are based on assumptions that management believes are reasonable. However, the Consolidated and Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of N-able in the future or if N-able had been a separate, stand-alone publicly traded entity during the applicable periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation, however, some of these functions continue to be provided by SolarWinds under a Transition Services Agreement. Additionally, we provide some services to SolarWinds under such Transition Services Agreement.
Use of Estimates
The preparation of Consolidated and Combined Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

pandemic within our financial statements as of and for the three and nine months ended September 30, 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations.
Recently Adopted Accounting Pronouncements
As of September 30, 2021, there have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows from those that were disclosed in the Information Statement.
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
The carrying amounts reported in our Consolidated and Combined Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. Our related party debt with SolarWinds Holdings, Inc. prior to the Separation is not carried at fair value. See Note 4. Relationship with Parent and Related Entities for further details regarding our related party debt.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2020	$48,991	$48,991
Other comprehensive loss before reclassification	(24,424)	(24,424)
Net current period other comprehensive loss	(24,424)	(24,424)
Balance at September 30, 2021	$24,567	$24,567

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Subscription revenue	$86,100	$73,692	$249,592	$214,667
Other revenue	2,323	2,607	7,361	8,324
Total subscription and other revenue	$88,423	$76,299	$256,953	$222,991

During the three months and nine months periods ended September 30, 2021 and 2020, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue recognized at a point in time	$16,481	$14,692	$46,673	$43,303
Revenue recognized over time	$71,942	$61,607	$210,280	$179,688
Total revenue recognized	$88,423	$76,299	$256,953	$222,991

Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from annually billed subscription agreements and maintenance services associated with our historical sales of perpetual license products, as well as from annually billed subscriptions to our SaaS solutions, which are delivered over time. Certain of our maintenance agreements are billed annually in advance for services to be performed over a 12-month period. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement.
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2020	$9,670
Deferred revenue recognized	(12,862)
Additional amounts deferred	13,556
Balance at September 30, 2021	$10,364
We expect to recognize revenue related to remaining performance obligations as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$10,364	$10,144	$220	$—

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Amortization of acquired technologies	$1,017	$6,181	$4,758	$18,056
3. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2021:

(in thousands)
Balance at December 31, 2020	$874,083
Foreign currency translation	(23,638)
Balance at September 30, 2021	$850,445
4. Relationship with Parent and Related Entities
Prior to the Separation, the N-able business was managed and operated in the normal course of business consistent with other affiliates of SolarWinds. Accordingly, certain shared costs for the periods through the Separation date of July 19, 2021 have been allocated to N-able and reflected as expenses in the Consolidated and Combined Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical SolarWinds expenses attributable to N-able for purposes of the stand-alone financial statements. However, the expenses reflected in the Consolidated and Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N-able historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Consolidated and Combined Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.
General Corporate Overhead
For the periods through the Separation date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to the N-able business. Expenses relating to these services have been allocated to N-able and are reflected in the Consolidated and Combined Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. The following table summarizes the components of general allocated corporate expenses for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
General and administrative	$1,256	$7,287	$20,357	$16,675
Research and development	118	446	253	1,299
Sales and marketing	263	585	297	1,295
Cost of revenue	90	26	140	132
Total	$1,727	$8,344	$21,047	$19,401

Due to and from Affiliates
Due to affiliates within long-term liabilities in the Consolidated and Combined Balance Sheets represents N-able's related party debt due to SolarWinds Holdings, Inc. of $372.7 million as of December 31, 2020. In connection with the Separation and Distribution, we repaid this related party debt and we had no remaining related party debt due to SolarWinds Holdings, Inc. as of September 30, 2021.

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $228.5 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of September 30, 2021.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $144.2 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of September 30, 2021.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $3.1 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense related to the activity with SolarWinds Holdings, Inc. was $15.7 million and $21.5 million for the nine months ended September 30, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated and Combined Statements of Cash Flows.
Due to affiliates within current liabilities primarily comprises $0.6 million relating to transition services provided by SolarWinds and $8.0 million of intercompany trade payables as of September 30, 2021 and December 31, 2020, respectively. Due from affiliates within accounts receivable comprises $1.4 million of receivables due from SolarWinds and $0.3 million of intercompany trade receivables for the periods ended September 30, 2021 and December 31, 2020, respectively.
Equity-Based Incentive Plans
Prior to the Separation, certain of our employees participated in Parent’s equity-based incentive plans. Under the SolarWinds Corporation 2016 Equity Incentive Plan (the "2016 Plan"), our employees, consultants, directors, managers and advisors were awarded stock-based incentive awards in a number of forms, including non-qualified stock options. The ability to grant any future equity awards under the 2016 Plan terminated in October 2018. Under the SolarWinds Corporation 2018 Equity Incentive Plan, our employees were eligible to be awarded stock-based incentive awards, including non-statutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to our employees under the Parent incentive plans generally vested over periods ranging from one to five years. We measure stock-based compensation for all stock-based incentive awards at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
For the periods through the Separation date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $0.5 million and $6.0 million for the three months ended September 30, 2021 and 2020, respectively, and $9.3 million and $11.8 million for the nine months ended September 30, 2021 and 2020, respectively. In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these outstanding equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended September 30, 2021, we recognized $1.7 million of incremental expense in connection with the Conversion.We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated and Combined Statements of Operations, depending on the nature of the employee’s role in our operations.
Employee Stock Purchase Plan
Prior to the Separation, our eligible employees participated in Parent’s 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP permitted eligible participants to purchase SolarWinds' shares at a discount through regular payroll deductions of up to 20% of their eligible compensation during the offering period. The ESPP was typically implemented through consecutive six-month offering periods. The purchase price of the shares was 85% of the lesser of the fair market value of the closing price per share on the first day of the offering period and the fair market value of the closing price per share on the last day of the offering period. No participant could purchase more than $25,000 worth of common stock per calendar year.
Costs charged to us related to our employees’ participation in Parent’s ESPP were immaterial for the three and nine months ended September 30, 2021 and 2020, respectively.

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

5. Debt
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
The following table summarizes information relating to our outstanding debt as of September 30, 2021:

	September 30,
	2021
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$350,000	3.50%
Revolving credit facility	—	—%
Total principal amount	350,000
Unamortized discount and debt issuance costs	(10,654)
Total debt, net	339,346
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$335,846
Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.

In addition to paying interest on loans outstanding under the Revolving Facility, we are required to pay a commitment fee of 0.375% per annum in respect of unused commitments thereunder, subject to a reduction to 0.25% per annum based on our first lien net leverage ratio.

The Term Loan requires quarterly repayments equal to 0.25% of the original principal amount, commencing in December 2021 through June 2028. The final maturity dates of the Revolving Facility and Term Loan are July 18, 2026 and July 18, 2028, respectively.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase our capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; and enter into negative pledge agreements. In addition, the Revolving Facility is subject to a financial covenant requiring compliance with a maximum first lien net leverage ratio of 7.50 to 1.00 at the end of each fiscal quarter, which will trigger when loans outstanding under the Revolving Facility exceed 35% of the aggregate commitments under the Revolving Facility. The Credit Agreement contains certain customary events of default, including, among others, failure to pay principal, interest or other amounts; inaccuracy of representations and warranties; violation of covenants; cross events of default; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; and change of control.

As of September 30, 2021, we were in compliance with all covenants of the Credit Agreement.

6. Earnings Per Share

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

A reconciliation of the number of shares in the calculation of basic and diluted (loss) earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$1,873	$(1,129)	$(1,943)	$2,784
Net income (loss) available to common stockholders	$1,873	$(1,129)	$(1,943)	$2,784
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	174,468	158,124	163,601	158,124
Basic earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$0.02

Diluted earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$1,873	$(1,129)	$(1,943)	$2,784
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	174,468	158,124	163,601	158,124
Add dilutive impact of employee equity plans	1,284	—	—	—
Weighted-average shares used in computing diluted earnings (loss) per share	175,752	158,124	163,601	158,124
Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$0.02
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the nine months ended September 30, 2021 as the effect would have been anti-dilutive.
7. Income Taxes
For the three months ended September 30, 2021 and 2020, we recorded income tax expense of $3.9 million and $3.3 million, respectively, resulting in an effective tax rate of 67.6% and 152.6%, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax expense of $9.6 million and $8.6 million, respectively, resulting in an effective tax rate of 125.4% and 75.5%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2021, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
8. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our Consolidated and Combined Financial Statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently

N-able, Inc.
Notes to Consolidated and Combined Financial Statements (Unaudited)

uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
9. Subsequent Events
We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in our Consolidated and Combined Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated and Combined Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated and combined financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in "Item 1A. Risk Factors" below for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
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

On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the "Distribution") of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the "Record Date"). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,020,156 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,040,312 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange.

Our financial statements for the periods through the Separation date of July 19, 2021 are Combined Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 through September 30, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated and Combined Financial Statements at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Combined Balance Sheet at December 31, 2020 was derived from audited financial statements. The results reported in these Consolidated and Combined Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement"). See Note 2. Summary of Significant Accounting Policies and Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated and Combined Financial Statements for further details.
Impacts of COVID-19

The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business is uncertain. Prior to the Separation, SolarWinds, of which we were a part, initially responded to the COVID-19 pandemic by executing its business continuity plan and transitioning nearly all of its workforce to a remote work environment to prioritize the safety of its personnel. We have maintained a similar plan following the Separation, and substantially all of our workforce is still working remotely and, to date, we have not incurred significant disruptions to our business operations as a result of this transition.
We believe that the COVID-19 pandemic creates both opportunities and challenges for our business. As a result of the pandemic, we have seen an acceleration of digital transformation efforts among SMEs with increased demand for secure, modern remote work environments. We believe this will support long-term demand for services offered by our MSP partners. The pandemic also has resulted in significant volatility, uncertainty and disruption in the global economy, in particular for SMEs. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the third quarter of 2021, we began to see improvement in our business, primarily as a result of better stability in our MSP partner base, expansion with certain existing MSP partners and the addition of new MSP partners.
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

Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of September 30, 2021. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation Agreement, SolarWinds would indemnify us for costs we may incur.

We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we have experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the first three quarters of 2021, we believe that the adverse impacts of the Cyber Incident on our financial results will diminish over time in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
Results of Operations
Our financial statements for the periods through the Separation date of July 19, 2021 are Combined Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 through September 30, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. Throughout the periods covered by the Combined Financial Statements, we operated as a part of SolarWinds. Therefore, stand-alone financial statements have not historically been prepared for us. The accompanying historical Consolidated and Combined Financial Statements have been prepared from SolarWinds’ historical accounting records and are presented on a stand-alone basis as if our business’ operations had been conducted independently from SolarWinds. The Consolidated and Combined Financial Statements present our historical results of operations in accordance with GAAP.
Prior to the Separation, N-able comprised certain stand-alone legal entities for which discrete financial information was available. As SolarWinds recorded transactions at the legal entity level, for the legal entities which were shared between the N-able business and other SolarWinds operations for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to us as discussed in Note 1. Organization and Nature of Operations of the Notes to Consolidated and Combined Financial Statements.
The Consolidated and Combined Statements of Operations include all revenue and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation. These corporate expenses have been allocated to our business based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount where appropriate. These allocations are primarily reflected within operating expenses in our Consolidated and Combined Statements of Operations. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a stand-alone company during the periods prior to the Separation or of the costs we will incur in the future. See Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated and Combined Financial Statements for further details of the allocated costs.
Third Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $88.4 million and $76.3 million for the three months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, we had approximately 25,000 customers. Additionally, as of September 30, 2021, we had 1,662 MSP partners with annualized recurring revenue ("ARR") over $50,000 on our platform, up from 1,331 as of September 30, 2020, representing an increase of 25%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 40% of our total ARR as of September 30, 2020 to 46% of our total ARR as of September 30, 2021. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended September 30, 2021 was $1.9 million compared to a net loss of $1.1 million for the three months ended September 30, 2020. The increase in net income for the three months ended September 30, 2021 was primarily due to an increase in revenue and a decrease in both the cost of amortization of acquired technologies and interest expense. Our Adjusted EBITDA was $29.7 million and $31.4 million for the three months ended September 30, 2021 and 2020, respectively.

Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2021 and 2020, cash flows from operations were $3.1 million and $25.2 million, respectively. The decrease in cash provided by operating activities for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in due to and from affiliates of $20.0 million. Our cash flows from operations were reduced by cash payments for interest of $3.2 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively, and cash payments for income taxes of $4.7 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. For the periods through the Separation date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated and Combined Financial Statements. The total number of employees fully dedicated to our business was 1,335, 1,177, and 1,153 as of September 30, 2021, December 31, 2020, and September 30, 2020, respectively. Our stock-based compensation expense increased during the three and nine months ended September 30, 2021 as compared to the corresponding periods of the prior fiscal year primarily due to the impact of both the conversion of existing unvested and unexercised equity awards in connection with the Separation and new equity awards granted to employees during the three months ended September 30, 2021. Our travel costs declined in 2020 and remained at a decreased level during the first three quarters of 2021 due to COVID-19 and we expect this to continue for the duration of the pandemic.
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
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$86,100	97.4%	$73,692	96.6%	$12,408
Other revenue	2,323	2.6	2,607	3.4	(284)
Total subscription and other revenue	$88,423	100.0%	$76,299	100.0%	$12,124
Total revenue increased $12.1 million, or 15.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, driven by our security and data protection solutions. Based on MSP partner location, revenue from North America was approximately 51% and 53% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Revenue from the United Kingdom was approximately 11% of total revenue for each of the three months ended September 30, 2021 and 2020, respectively. Other than North America and the United Kingdom, no single region accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $12.4 million, or 16.8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 109% for the trailing twelve-month periods ended September 30, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $0.3 million, or 10.9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to decreases in sales of our perpetual licenses, and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$11,279	12.8%	$9,839	12.9%	$1,440
Amortization of acquired technologies	1,017	1.2	6,181	8.1	(5,164)
Total cost of revenue	$12,296	13.9%	$16,020	21.0%	$(3,724)
Total cost of revenue decreased in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease of $5.2 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and a decrease in personnel costs of $0.2 million, partially offset by an increase in royalties and public cloud infrastructure and hosting fees of $1.0 million, an increase in depreciation and other amortization of $0.5 million, and an increase in stock-based compensation expense of $0.2 million.
Operating Expenses

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$30,178	34.1%	$21,017	27.5%	$9,161
Research and development	14,649	16.6	10,413	13.6	4,236
General and administrative	19,888	22.5	13,661	17.9	6,227
Amortization of acquired intangibles	1,640	1.9	6,027	7.9	(4,387)
Total operating expenses	$66,355	75.0%	$51,118	67.0%	$15,237
Sales and Marketing. Sales and marketing expenses increased $9.2 million, or 43.6%, primarily due to an increase in personnel costs of $3.4 million, which includes an increase in stock-based compensation expense of $2.8 million, an increase in marketing program costs of $1.3 million, costs associated with our separation from SolarWinds of $0.7 million, and an increase in contract services costs of $0.5 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $4.2 million, or 40.7%, primarily due to an increase in personnel costs of $2.8 million, which includes an increase in stock-based compensation expense of $2.0 million, an increase in contract services costs of $1.5 million, and $0.1 million of costs associated with our separation from SolarWinds. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses increased $6.2 million, or 45.6%, primarily due to $3.0 million in costs associated with our separation from SolarWinds, a $2.6 million increase in personnel costs, which includes an increase in stock-based compensation expense of $1.2 million, and an increase of $1.3 million in contract services costs. We increased our worldwide general and administrative employee headcount in connection with the Separation.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $4.4 million, or 72.8%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.

Interest Expense, Net

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(3,111)	(3.5)%	$(6,724)	(8.8)%	$3,613
Interest expense, net decreased by $3.6 million, or 53.7%, in the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 4. Relationship with Parent and Related Entities and Note 5. Debt of the Notes to Consolidated and Combined Financial Statements for additional information regarding our related party debt.
Other (Expense) Income, Net

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(884)	(1.0)%	$(292)	(0.4)%	$(592)
Other (expense) income, net decreased by $0.6 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$5,777	6.5%	$2,145	2.8%	$3,632
Income tax expense	3,904	4.4	3,274	4.3	630
Effective tax rate	67.6%		152.6%		(85.0)%
Our income tax expense for the three months ended September 30, 2021 increased by $0.6 million as compared to the three months ended September 30, 2020. The effective tax rate decreased to 67.6% for the period primarily due to an increase in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. For additional discussion about our income taxes, see Note 7. Income Taxes of the Notes to Consolidated and Combined Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$249,592	97.1%	$214,667	96.3%	$34,925
Other revenue	7,361	2.9	8,324	3.7	(963)
Total subscription and other revenue	$256,953	100.0%	$222,991	100.0%	$33,962

Total revenue increased $34.0 million, or 15.2%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by our security and data protection solutions. Based on MSP partner location, revenue from North America was approximately 51% and 53% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Revenue from the United Kingdom was approximately 11% and 10% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Other than North America and the United Kingdom, no single region accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $34.9 million, or 16.3%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Our increase in subscription revenue was driven primarily by an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 109% for the trailing twelve-month periods ended September 30, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our MSP products.
Other Revenue. Other revenue decreased $1.0 million, or 11.6%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to decreases in sales of our perpetual licenses and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$34,366	13.4%	$28,366	12.7%	$6,000
Amortization of acquired technologies	4,758	1.9	18,056	8.1	(13,298)
Total cost of revenue	$39,124	15.2%	$46,422	20.8%	$(7,298)
Total cost of revenue decreased in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease of $13.3 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016, partially offset by an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $3.5 million, an increase in depreciation and other amortization of $2.0 million, and personnel costs to support new MSP partners and additional solution offerings of $0.5 million, which includes an increase of less than $0.3 million in stock-based compensation expense.

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$80,390	31.3%	$58,424	26.2%	$21,966
Research and development	39,192	15.3	31,933	14.3	7,259
General and administrative	61,480	23.9	35,190	15.8	26,290
Amortization of acquired intangibles	11,935	4.6	17,761	8.0	(5,826)
Total operating expenses	$192,997	75.1%	$143,308	64.3%	$49,689
Sales and Marketing. Sales and marketing expenses increased $22.0 million, or 37.6%, primarily due to an increase in personnel costs of $9.8 million, which includes an increase of $3.4 million in stock-based compensation expense, an increase in marketing program costs of $5.7 million, a $0.8 million increase in costs associated with our separation from SolarWinds, and an increase in contract services costs of $0.6 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $7.3 million, or 22.7%, primarily due to an increase in personnel costs of $4.8 million, which includes an increase of $0.7 million in stock-based compensation expense, an increase in contract services costs of $2.2 million, and a $0.6 million increase in costs associated with our separation from SolarWinds. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses increased $26.3 million, or 74.7%, primarily due to $16.1 million in costs associated with our separation from SolarWinds and a $10.2 million increase in personnel costs, which includes an increase of $4.1 million in stock-based compensation expense, as well as an increase of $1.5 million in contract services costs. We increased our worldwide general and administrative employee headcount in connection with the Separation.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $5.8 million, or 32.8%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016, partially offset by the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(15,711)	(6.1)%	$(21,459)	(9.6)%	$5,748
Interest expense, net decreased by $5.7 million, or 26.8%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 4. Relationship with Parent and Related Entities and Note 5. Debt of the Notes to Consolidated and Combined Financial Statements for further details regarding our related party debt.
Other Expense, Net

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(1,467)	(0.6)%	$(458)	(0.2)%	$(1,009)
Other expense, net increased by $1.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$7,654	3.0%	$11,343	5.1%	$(3,689)
Income tax expense	9,597	3.7	8,560	3.8	1,037
Effective tax rate	125.4%		75.5%		49.9%
Our income tax expense for the nine months ended September 30, 2021 increased by $1.0 million as compared to the nine months ended September 30, 2020. The effective tax rate increased to 125.4% for the period primarily due to a decrease in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. For additional discussion about our income taxes, see Note 7. Income Taxes of the Notes to Consolidated and Combined Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
GAAP operating income	$9,772	$9,161	$24,832	$33,260
Stock-based compensation expense and related employer-paid payroll taxes	11,885	6,205	21,357	12,187
Amortization of acquired technologies	1,017	6,180	4,758	18,056
Amortization of acquired intangibles	1,640	6,027	11,935	17,761
Acquisition related costs	—	—	(87)	40
Spin-off costs	2,404	1,480	14,552	1,480
Restructuring costs and other	1	235	131	302
Non-GAAP operating income	$26,719	$29,288	$77,478	$83,086
GAAP operating margin	11.1%	12.0%	9.7%	14.9%
Non-GAAP operating margin	30.2%	38.4%	30.2%	37.3%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, except margin data)
Net income (loss)	$1,873	$(1,129)	$(1,943)	$2,784
Amortization	3,225	12,208	17,261	35,817
Depreciation	2,544	2,092	7,796	5,942
Income tax expense	3,904	3,274	9,597	8,560
Interest expense, net	3,111	6,724	15,711	21,459
Unrealized foreign currency losses (gains)	728	273	1,195	1,359
Acquisition related costs	—	—	(87)	40
Spin-off costs	2,404	1,480	14,550	1,480
Stock-based compensation expense and related employer-paid payroll taxes	11,885	6,205	21,357	12,187
Restructuring costs and other	1	235	132	302
Adjusted EBITDA	$29,675	$31,362	$85,569	$89,930
Adjusted EBITDA margin	33.6%	41.1%	33.3%	40.3%
Liquidity and Capital Resources
Cash and cash equivalents were $61.6 million as of September 30, 2021. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $61.1 million of cash and cash equivalents, of which 66.9%, 12.9% and 11.2% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes. We had total borrowings, net of debt issuance costs, of $339.3 million as of September 30, 2021. See Note 5. Debt of the Notes to Consolidated and Combined Financial Statements for further details regarding the Credit Agreement.
In addition, as contemplated by the Separation and Distribution agreement, cash in excess of $50.0 million was distributed by the Company to SolarWinds during the three months ended September 30, 2021.
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
Related Party Indebtedness
Due to affiliates within long-term liabilities in the Consolidated and Combined Balance Sheets represents N-able's related party debt due to SolarWinds Holdings, Inc. of $372.7 million as of December 31, 2020. In connection with the Separation and Distribution, we repaid this related party debt and we had no remaining related party debt due to SolarWinds Holdings, Inc. as of September 30, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $228.5 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of September 30, 2021.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $144.2 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of September 30, 2021.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $3.1 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively. Interest expense related to the activity with SolarWinds Holdings, Inc. was $15.7 million and $21.5 million for the nine months ended September 30, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated and Combined Statements of Cash Flows.
See Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated and Combined Financial Statements for further details regarding our borrowings due to affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$26,159	$69,513
Net cash used in investing activities	(22,329)	(9,164)
Net cash used in financing activities	(40,466)	(10,578)
Effect of exchange rate changes on cash and cash equivalents	(1,582)	(747)
Net (decrease) increase in cash and cash equivalents	(38,218)	49,024
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
For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, the decrease in cash provided by operating activities was primarily due to a decrease in due to and from affiliates, an increase in prepaid expenses and other assets, an increase in accounts receivable, and a decrease in accrued related party interest payable. The net cash outflow of $20.4 million and inflow of $15.5 million resulting from the changes in our operating assets and liabilities for the nine months ended September 30, 2021 and 2020, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts. Cash flow from operations for the nine months ended September 30, 2021 was reduced by $15.0 million of cash paid for taxes.

Investing Activities
Investing cash flows consist of cash used for capital expenditures and intangible assets. Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities increased in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to increases in capital expenditures, capitalized research and development costs and website development costs.
Financing Activities
Financing cash flows consist of proceeds from the Credit Agreement, payments for debt issuance costs, proceeds and distributions from the Private Placement, repayments associated with our borrowings due to affiliates, net transfers to and from Parent, payments of tax withholding obligations related to restricted stock, and the exercise of stock options.

Net cash used in financing activities increased in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in repayments of borrowings due to affiliates, an increase in net transfers to Parent, and payments for debt issuance costs, partially offset by proceeds from the Credit Agreement. Net transfers to Parent include the total net effect of the settlement of any transactions which have been included in our Consolidated and Combined Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated and Combined Financial Statements for further details regarding the Parent company net investment.
Contractual Obligations and Commitments
During the nine months ended September 30, 2021, we entered into a lease agreement for our new corporate headquarters in Burlington, Massachusetts, as well as lease agreements for new and existing office spaces in Morrisville, North Carolina; Austin, Texas; Manila, Philippines; Ottawa, Canada; and Vienna, Austria. These leases are classified as operating leases and have remaining terms of approximately two years to eleven years. With the exception of these lease agreements and the resulting impact on our operating lease right-of-use assets and current and non-current operating lease liabilities, as of September 30, 2021, there have been no material changes in our contractual obligations and commitments as of December 31, 2020 that were disclosed in the Information Statement.
Critical Accounting Policies and Estimates
Our Consolidated and Combined Financial Statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated and Combined Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $61.6 million and $99.8 million at September 30, 2021 and December 31, 2020, respectively. Our cash and cash equivalents consist of bank demand deposits and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $339.3 million as of September 30, 2021. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of September 30, 2021, the annual weighted-average interest rate on borrowings was 3.50%. If there was a hypothetical 100 basis point increase in interest rates, the impact would not be significant enough to exceed the "floor" of 0.5% noted above, resulting in a weighted-average interest rate of 3.50% and no incremental impact to interest expense. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2021.
See Note 5. Debt of the Notes to Consolidated and Combined Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the Credit Agreement.
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
Our Consolidated and Combined Statements of Operations are translated into U.S. dollars at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the U.S. dollar primarily flow through our United Kingdom and European subsidiaries, which have historically had British Pound Sterling and Euro functional currencies, respectively. In connection with the Separation and Distribution, as defined in Note 1. Organization and Nature of Operations of the Notes to Consolidated and Combined Financial Statements, our United Kingdom legal entity changed its functional currency from the Pound Sterling to the US dollar. The impact of this change is reflected in the foreign currency translation adjustment for the period of July 20, 2021 through September 30, 2021. This results in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into U.S. dollars for our

Consolidated and Combined Financial Statements. As an example, revenue for sales in Australia is translated from the Australian Dollar to the British Pound Sterling and then into the U.S. dollar.
Our Consolidated and Combined Statement of Operations and balance sheet accounts are also impacted by the re-measurement of non-functional currency transactions such as cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any material legal proceeding. However, the outcome of legal proceedings and claims brought against us are subject to significant uncertainty. Therefore, if one or more of these legal matters were resolved against us in the same reporting period for amounts in excess of management’s expectations, our Consolidated and Combined Financial Statements for a particular period could be materially adversely affected.
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
•The global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
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
•Our substantial indebtedness could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.
•We may be able to incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.
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
•We have limited operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
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
Risk Factors
You should carefully consider the risks and uncertainties described below in evaluating N‑able and N‑able common stock. In assessing these risks, you should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our Consolidated and Combined Financial Statements and the related notes thereto. The risks described below are not the only ones we face. Additional risks we are not currently aware of or that we currently believe are immaterial may also impair our business, operations, financial condition, results of operations and prospects.
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
The global COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 ("COVID-19"), a pandemic. The global COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. The extent to which the COVID-19 pandemic may continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors outside of our control that we are not able to accurately predict, including:
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
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in this Quarterly Report on Form 10-Q, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, the full effects of COVID-19 on our business may not be fully reflected in our financial results for some time.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $88.4 million and $76.3 million for the three months ended September 30, 2021 and 2020, respectively, and $257.0 million and $223.0 million for the nine months ended September 30, 2021 and 2020, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. In addition, we are currently installing and implementing information technology infrastructure to support certain of our business functions as a standalone entity, including accounting and reporting, human resources, marketing and sales operations, customer service and business analytics. We may incur substantially higher costs than previously anticipated as we transition from the transactional and operational systems and data centers we used when we were part of SolarWinds. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
We have substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.
We entered into a credit agreement in July 2021 and, as of September 30, 2021, our total indebtedness outstanding under the credit agreement, net of debt issuance costs, was $339.3 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
Our substantial indebtedness incurred under the credit agreement, combined with our other financial obligations and contractual commitments could have important consequences, including:
•requiring us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the funds available for operations, working capital, capital expenditures, acquisitions, product development and other purposes;

•increasing our vulnerability to adverse economic and industry conditions, which could place us at a competitive disadvantage compared to our competitors that have relatively less indebtedness;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•restricting us from making investments or strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us under certain circumstances to repatriate earnings from our international operations in order to make payments on our indebtedness, which could subject us to local country income and withholding taxes and/or state income taxes that are not currently accrued in our financial statements;
•requiring us to liquidate short-term or long-term investments in order to make payments on our indebtedness, which could generate losses;
•exposing us to the risk of increased interest rates as borrowings under the credit agreement are subject to variable rates of interest; and
•limiting our ability to borrow additional funds, or to dispose of assets to raise funds, if needed, for working capital, capital expenditures, acquisitions, product development and other corporate purposes.
Despite our current indebtedness level, we and our restricted subsidiaries may be able to incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.
Although the terms of the credit agreement governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face would increase, and we may not be able to meet all our debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The credit agreement governing our indebtedness contains restrictions and limitations that may restrict our business and financing activities and expose us to risks that could adversely affect our liquidity and financial condition.
The credit agreement governing our credit facility contains various covenants that are operative so long as our credit facility remains outstanding. The covenants, among other things, limit our and certain of our subsidiaries’ abilities to:
•incur additional indebtedness;
•create or incur liens;
•engage in mergers, consolidations, amalgamations, liquidations, dissolutions or dispositions;
•make investments, acquisitions, loans (including guarantees), advances or capital contributions;
•sell, transfer or otherwise dispose of assets, including capital stock of subsidiaries;
•conduct, transact or otherwise engage in certain business or operations;
•create negative pledges or restrictions on the payment of dividends or payment of other amounts owed from subsidiaries;
•make prepayments or repurchases of debt that is subordinated with respect to right of payment;
•modify certain documents governing debt that is subordinated with respect to right of payment;
•pay dividends and distributions on, or redeem, repurchase or retire our capital stock; and
•engage in certain transactions with affiliates.
Our credit agreement also contains a financial covenant which requires that, at the end of each fiscal quarter, for so long as the aggregate principal amount of borrowings under our revolving credit facility exceeds 35% of the aggregate commitments under the revolving credit facility, our first lien net leverage ratio cannot exceed 7.50 to 1.00. A breach of this financial covenant will not result in a default or event of default under the term loan facility under our credit agreement unless and until the lenders under our revolving credit facility have terminated the commitments under the revolving credit facility and declared the borrowings under the revolving credit facility due and payable.
Our credit agreement also contains numerous affirmative covenants that will remain in effect as long as our credit facility remains outstanding. We are also required to make mandatory prepayments of the obligations under our credit facility in certain circumstances, including upon certain asset sales or receipt of certain insurance proceeds or condemnation awards, upon certain issuances of debt, and, annually, with a portion of our excess cash flow.
Our ability to comply with the covenants and restrictions contained in the credit agreement governing our credit facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the credit agreement governing our credit facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if our credit agreement is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
The credit agreement includes customary events of default, including, among others, failure to pay principal, interest or other amounts; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control. Any default that is not cured or waived could result in the termination of our credit agreement or an acceleration of the obligations under the credit agreement. Any such default would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In addition, such a default or acceleration may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, the lenders under our credit facility could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our credit facility and may not be able to repay the amounts due under our credit facility. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent.
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
As of September 30, 2021, we had six issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
The terms of the agreements that we entered into with SolarWinds in connection with the Separation and Distribution may limit our ability to take certain actions, which may prevent us from pursuing opportunities to raise capital, acquire other businesses or provide equity incentives to our employees, which could impair our ability to grow.
The terms of the agreements that we entered into with SolarWinds in connection with the Separation and Distribution, including the Separation Agreement, may limit our ability to take certain actions, which could impair our ability to grow. To preserve the tax-free treatment of the Separation and Distribution, we agreed in the tax matters agreement to restrictions, including restrictions that would be effective during the period following the distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “—We may not be able to engage in desirable strategic or capital-raising transactions following the distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.
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
We agreed in the tax matters agreement to indemnify SolarWinds for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the separation-related agreements or in the documents relating to the opinion of tax counsel and tax advisors being incorrect or violated. Any such indemnity obligations could be material and could materially affect our business and financial statements.
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
We have limited operating history as a stand-alone public company, and our historical financial information is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
The historical financial information we have included in this Quarterly Report on Form 10-Q for periods prior to the Separation does not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.
We derived portions of the historical Consolidated and Combined financial information included in this Quarterly Report on Form 10-Q from SolarWinds’ Combined Financial Statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
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
•We entered into transactions with SolarWinds that did not exist prior to the Separation and Distribution, such as SolarWinds’ provision of transition and other services, and undertake indemnification obligations, which have caused us to incur new costs.
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
Following the Separation and Distribution, we also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. While we were profitable as part of SolarWinds, we cannot assure that our profits will continue at a similar level to historical periods now that we are an independent, publicly traded company.
If we encounter difficulties in the transition after the Separation and Distribution and implementation of our business strategies by our senior management team, our business could be negatively impacted.
We have appointed our senior management team, including our first Chief Executive Officer and Chief Financial Officer. Our future success will partly depend upon our first senior management team’s and other key employees’ effective implementation of our business strategies. Our management team may require transition time to fully understand all aspects of running our business separate from SolarWinds, and the challenges of running a public company. The transition may be disruptive to, or cause uncertainty in, our business and strategic direction. If we have failures in any aspects of this transition, or the strategies implemented by our management team are not successful, our business could be harmed.
The assets and resources that we acquired from SolarWinds in the separation may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SolarWinds.
Because we had not operated as an independent company prior to the Separation, we will need to acquire assets in addition to those contributed by SolarWinds and its subsidiaries to us and our subsidiaries in connection with our separation from SolarWinds. We may also face difficulty in separating our assets from SolarWinds’ assets and integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in separating our assets from SolarWinds’ assets or integrating newly acquired assets.
The services that SolarWinds provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
Pursuant to the transition services agreement, SolarWinds continues to provide us with corporate and shared services for a transitional period related to corporate functions, such as executive oversight, risk management, information technology, accounting, audit, legal, investor relations, tax, treasury, shared facilities, engineering, operations, customer support, human resources and employee benefits, sales and sales operations and other services in exchange for the fees specified in the transition services agreement between us and SolarWinds. SolarWinds is not obligated to provide these services in a manner that differs from the nature of the services provided to the N-able business during the 12-month period prior to the separation, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from SolarWinds due to the termination of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by SolarWinds).
Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other intercompany agreements with SolarWinds.
As a former business unit of SolarWinds, we relied on administrative and other resources of SolarWinds, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with the Separation and Distribution, we entered into various service agreements to retain the ability for specified periods to use these SolarWinds resources. These services may not be provided at the same level as when we were a business unit within SolarWinds, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreements with SolarWinds expire (which will generally occur within 24 months following the completion of the Distribution), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SolarWinds. We will need to create our own administrative and other support systems or contract with third parties to replace SolarWinds’ systems. In addition, we have received informal support from SolarWinds, which may not be addressed in the agreements we have entered into with SolarWinds, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SolarWinds’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.
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
If securities or industry analysts publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If the coverage of our common stock decreases, the trading price for shares of our common stock may be negatively impacted. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of our common stock or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our common stock price or trading volume to decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market after the Separation and Distribution, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. Upon the completion of the Separation and Distribution and consummation of the Private Placement, we had approximately 178,747,623 shares of common stock outstanding. All of the shares of common stock distributed to our stockholders as a part of the Separation and Distribution were freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the "Securities Act"), except for any shares held by our “affiliates” as defined in Rule 144 under the Securities Act.  We granted registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market. In addition, in connection with the Private Placement, we granted registration rights to the Investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement and filed a registration statement on Form S-1 registering the resale of such shares, which was declared effective by the SEC on September 7, 2021. Once registered, such shares were freely tradable in the public market to the extent sold pursuant to the registration statement.
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
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-

outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our restated charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
Two of our nine directors are affiliated with Silver Lake and two are affiliated with Thoma Bravo. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.

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
These requirements will not apply to us as long as we remain a controlled company. We may take advantage of these exemptions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1#
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

10.1#
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

10.4#
Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.5#
Trademark License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.6#
Software Cross-License Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.7#
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
10.12^#
N-able, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

10.13^#	N-able, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

Exhibit Number	Exhibit Title
10.14^	N-able, Inc. Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.15
Purchase Agreement, dated July 11, 2021, by and among N-able, Inc., N-able International Holdings II, LLC and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
^	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of N-able participates.

N-able, Inc.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	November 9, 2021	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)