Form 10-K
period 2021-12-31
N-able, Inc.
filed 2022-03-08
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-40297

N-able, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4069861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Corporate Drive
Suite 400
Burlington,	Massachusetts	01803
(address of principal executive offices)
Registrant's telephone number, including area code: (781) 328-6490

Securities registered pursuant to section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, $0.001 par value	NABL	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☑   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑   No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore, cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.
On February 28, 2022, 179,842,790 shares of common stock, par value $0.001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

N-able Inc.

Safe Harbor Cautionary Statement
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:
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
•the possibility that the global COVID-19 pandemic may continue to adversely affect our business, results of operations and financial condition or the impact of the COVID-19 pandemic on the global economy or on the business operations and financial conditions of our customers, their end customers and our prospective customers;
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
•our indebtedness, including potential restrictions on our operations and the impact of events of default; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Annual Report on Form 10-K.
Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially and adversely from those anticipated in these forward-looking statements, even if new information becomes available in the future.
In this report “N-able,” “Company,” “we,” “us” and “our” refer to N-able, Inc. and its consolidated subsidiaries, and references to “SolarWinds” and “Parent” refer to SolarWinds Corporation.

PART I
ITEM 1. BUSINESS
Business Overview
We are a leading global provider of cloud-based software solutions for managed service providers ("MSPs"), enabling them to support digital transformation and growth for small and medium-sized enterprises ("SMEs"). With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of remote endpoint management, security, and backup and recovery solutions is purpose-built for IT services management professionals. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
Organizations of all sizes are deploying technology to transform their businesses and compete effectively. As SMEs go through digital transformation, their reliance on technology as a competitive differentiator increases. IT environments are becoming increasingly complex, with the number of applications and endpoints proliferating while also becoming more interconnected, causing the sophistication and overhead required to deploy, manage and secure these assets to grow.
Many SMEs lack the resources or internal expertise to effectively manage their IT assets and adapt to the changing environment. This lack of resources and expertise coupled with the desire to better leverage technology in their businesses has created a growing need for SMEs to rely on MSPs for their IT deployment, management and security. MSPs become vital partners as more SMEs seek to implement technology solutions that help drive strategic business outcomes.
To effectively manage the operability and security of distributed and heterogeneous IT environments, MSPs require visibility and control over a variety of architectures, applications and connected endpoints. MSPs must also keep pace with rapid technological innovation or risk obsolescence. These challenges are made more difficult when the solutions upon which MSPs rely lack integration capabilities or otherwise fail to meet the technological and business needs of the MSPs and their customers.
We enable IT service providers of all types to act as MSPs by providing a platform that they can leverage to help SMEs access powerful and seamless technology to power their businesses. Our software platform is designed to be an integrated, enterprise-grade solution that serves as an operating system for our MSP partners and scales as their businesses grow. Built on a multi-tier, multi-tenant architecture, our platform allows our MSP partners to adapt to their customers’ requirements and improve service delivery by offering centralized visibility and role-based access control in both public and private cloud, on-premises and hybrid cloud environments.
Our platform consists of three core solution categories: remote monitoring and management, security and data protection and business management. Our broad remote monitoring and management capabilities include real-time availability and performance of networks and devices and automation of policies and workflows. We provide a layered protection approach spanning network and systems infrastructure, applications, and end user devices through our data protection, patch management, endpoint security, web protection, e-mail security and archiving and vulnerability assessment solutions. Our fully cloud-based data protection capabilities include storage efficient backup, high-speed restoration and disaster recovery for servers, workstations, files, data and key cloud-based applications. In addition, our business management solutions help improve the technical and service delivery efficiencies of our MSP partners and include professional services automation and password and documentation management.
We have a multi-dimensional land and expand model and global presence that allow us to capture opportunities efficiently within the worldwide MSP and SME markets. When we add an MSP partner, we also add their SME customers and we grow as the partner adds new customers, delivers new services based on our solutions and when the partner’s customers add devices and services. We support our MSP partners by offering partner success initiatives designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. Our partner success initiatives help drive both retention and expansion as our MSP partners are provided with resources designed to help them better understand and pursue growth opportunities.
Our business model allows us to grow with our MSP partners. MSP partners with annualized recurring revenue, or ARR, over $50,000 on our platform grew from 1,473 as of December 31, 2020 to 1,678 as of December 31, 2021, representing an increase of 14%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 42% of our total ARR as of December 31, 2020 to approximately 47% of our total ARR as of December 31, 2021.
Our business is global, with 49%, 47% and 47% of our revenue generated outside of North America for each of the years ended December 31, 2021, 2020 and 2019, respectively. We generated revenue of $346.5 million, $302.9 million and $263.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, representing an increase of 14.9% from the year ended December 31, 2019 to the year ended December 31, 2020 and an increase of 14.4% from the year ended December 31, 2020 to the year ended December 31, 2021. For the years ended December 31, 2021, 2020, and 2019 our net income (loss) was $0.1 million, $(7.2) million and $(2.5) million, respectively, and our adjusted EBITDA was $113.3 million, $120.6 million and $103.3 million, respectively.
Industry Background
Companies of all sizes across sectors and geographies continue to invest in modern cloud and digital technology to transform their organizations and compete effectively. Technology is becoming increasingly mission critical as SMEs use digital means to improve productivity, work remotely, manage and monitor their businesses, run operations and engage with customers and other key stakeholders. As evidence of the importance of technology to SMEs, IT spending by businesses with less than 1,000 employees is expected to increase from $1.1 trillion in 2021 to $1.5 trillion by 2025 according to Gartner.
Digital transformation creates challenges and complexities
As SMEs increase their investment in and reliance on these technologies, the importance of IT availability and functionality to their businesses grows. Selecting, purchasing and implementing new technology infrastructures and deploying new applications and devices can be complex and create financial, personnel and other challenges for SMEs. Many SMEs lack the financial resources, headcount and expertise needed to independently manage the complexity associated with digital transformation and therefore rely on MSPs that specialize in providing SMEs with reliable and scalable services to deploy, manage and secure their IT environments. Challenges associated with digital transformation for SMEs include:
1)IT management and security are not core competencies for most companies.
Deploying, managing and securing complex and constantly evolving IT systems are not core competencies of most SMEs and can divert focus, capital and other critical resources away from fundamental business objectives. Modern infrastructures, applications and devices require teams with expertise across a variety of technical disciplines such as security, database administration, IT, development operations and network administration. Despite being increasingly dependent on technology solutions, many SMEs lack the requisite time, resources and expertise.
2)Companies face growing cyber-threats.
Protecting networks, applications, devices, data and users from cybercrime, such as ransomware, phishing and other costly attacks is paramount for SMEs. Security issues can create significant legal complications, be financially crippling and damage an SME’s brand and reputation.
3)IT and other compliance costs and burdens are increasing.
SMEs are not exempt from compliance obligations and can be disproportionately burdened due to limited resources and expertise. Laws, regulations, rules and standards governing IT, privacy, security, personnel and industries are complex, constantly changing and varied across geographies and sectors, with many obligations carrying criminal penalties for non-compliance.
4)Proliferation of connected endpoints is driving increased complexity.
According to a 2020 Cisco white paper, the number of global networked devices is set to reach 29.3 billion by 2023, up from 18.4 billion in 2018, representing a compound annual growth rate of 10% over the period. Due to the growing number of networked, highly distributed and diverse endpoints, the burden faced by SMEs to manage, provision and secure these endpoints across cloud, on-premises and hybrid cloud infrastructures is becoming increasingly complex.
5)Expectations for always-on, always-available IT environments compound pressures.
Customers, employees and other stakeholders increasingly expect always-on, always-available access to digital resources. Establishing and maintaining connectivity and availability is critical to the success of many SMEs, who must ensure that their employees and distributed workforces have access to required systems, applications and devices and that their customers can obtain information and conduct business online at any time.
Rise of the Managed IT Services Model
As SMEs invest in technology and their needs for continuous availability, performance and security grow, they are increasingly relying on IT service providers to manage these aspects of their businesses. These MSPs support SMEs by helping them procure and deploy key technologies and by providing oversight, management and security of their IT systems and devices. Rather than charging their customers by the task, MSPs typically have recurring annual or monthly contracts to deliver these on-going services. MSPs also may work in collaboration with SMEs’ internal IT departments in a co-managed model to deliver specific expertise and share responsibilities.
We see a growing number of IT service providers, such as value-added resellers, systems integrators, IT consultants and data center operators, adopting a managed services model as demand for these services increases. These new MSPs can benefit from a software platform that supports the managed services model and meets the wide-ranging needs of their SME customers. For example, SMEs with less complex IT requirements might need remote monitoring and management, endpoint protection and backup and disaster recovery. Other SMEs may have more complex IT requirements and look to their MSP to provide help desk capabilities, network operations management, or security operations.
Market Opportunity
Our cloud-based software solutions enable MSPs to support their SME customers’ growth and digital transformation. These MSP partners rely on our platform to deploy, manage and secure the IT environments of over 500,000 SMEs around the world. Technology is becoming increasingly mission critical for SMEs as a means to improve productivity, work remotely, manage, and monitor their businesses, run operations and engage with customers and other key stakeholders. In the Forecast Analysis: Small and Midsize Business IT Spending, Worldwide report published on September 21, 2021, Gartner estimated that IT spending by SMEs with less than 1,000 employees is expected to increase from $1.1 trillion in 2021 to $1.5 trillion by 2025.
We commissioned Frost & Sullivan to conduct an independent analysis to assess the global addressable market for our remote monitoring and management, security and data protection and business management solutions. To determine our addressable market, Frost & Sullivan calculated the sum of: 1) the estimate of MSP’s average revenue per SME customer for remote monitoring, security and data protection solutions multiplied by their estimate of the total number of SMEs serviced by MSPs; and 2) the estimate of the average cost for business management solutions used by MSPs multiplied by the estimate of the total number of addressable MSPs.
According to this analysis, the global market opportunity for our solutions was estimated to be approximately $23.3 billion in 2020 and is expected to grow at a compounded annual growth rate of 13.5% to approximately $43.9 billion by 2025. We believe that the size and projected growth of the global market for our solutions represents a significant opportunity for our business.
Limitations of Existing Approaches Used by MSPs
MSPs are better able to serve their customers and manage disparate, heterogeneous IT environments with technologies that are centralized, effective, easy to deploy, scalable and able to integrate with other solutions.
Many existing approaches utilized by MSPs face limitations, such as:
1)Not purpose-built for MSPs. Many tools are not designed to power a managed services model, as they fail to enable MSPs to deliver services in a scalable and efficient manner. These tools can lead to issues around deployment, configurability or scalability. Additionally, some tools may require upfront hardware purchases or lack native or hybrid cloud management and data protection capabilities. These tools can also make it more difficult to manage disparate or heterogeneous environments through a single control panel.
2)Narrow point solutions and tools with limited flexibility and integrations. Many MSP-oriented offerings fail to provide a comprehensive set of solutions on a common platform. Without a unified platform, MSPs are required to utilize disparate solutions and tools which can limit their ability to manage their own and their customers’ IT environments in a centralized, coordinated manner. Many of these solutions and tools have narrow functionality and are not designed to integrate with other technologies. This can lead to a lack of interoperability that prevents MSPs from having a unified view of their customers’ IT environments.
3)Lacking enterprise-grade features and functionality. Many approaches targeting the MSP and SME markets offer limited functionality or lack the features and capabilities needed by businesses of all sizes to be competitive in the digital world. As SMEs shift towards always-on, always-available digital environments across more aspects of their businesses, these approaches can lack the depth of functionality required to adequately serve their needs. In addition, providers of these tools may lack the ability to adapt and innovate rapidly to respond to the changing technology needs of MSPs and SMEs.
4)Not partner success oriented. Providers of alternative approaches can lack MSP-oriented domain expertise and partner success functions designed to help MSPs grow their businesses. This can make it more difficult for MSPs to use and deploy tools to their full potential and effectively serve their customers.
5)Pricing and deployment limitations. Many tools lack flexible pricing models and deployment options that are aligned with the way MSPs sell and deliver their services. This can lead to business challenges and inefficiencies for MSPs, which can give rise to inflexible service offerings to their customers.

6)Manual and inefficient. Alternative approaches can lack automation, requiring MSPs to manually address issues that they or their customers face. This need for manual intervention can drive higher headcount costs and cause slower resolution times. Alternative tools may also lack reporting and analytics that help MSPs proactively identify and remediate issues before they arise.
Our Solution
We provide cloud-based remote monitoring and management, security, data protection, and business management software solutions that are integrated within our technology platform. Our technology platform is purpose-built to give MSPs visibility and control over distributed and heterogeneous IT environments through a centralized control panel. Built on a multi-tier, multi-tenant architecture, a unified agent management system and microservices, our platform is designed to securely deliver integrated solutions that fit the specific IT needs of each MSP partner and its SME customers. Our modular and highly scalable platform helps our MSP partners deploy, manage and secure IT assets in an efficient and organized manner.
Through our platform, we aim to deliver value and flexibility to our MSP partners and their customers. We offer our MSP partners multiple deployment options and price the solutions on our platform on a subscription basis. Our Ecosystem Framework enables and simplifies integrations with numerous third-party solutions from leading enterprise technology vendors. By working across cloud, on-premises and hybrid cloud infrastructures, our platform enables a delivery model that accommodates the IT environment preferences and needs of our MSP partners and their customers.
Key Strengths of our Platform
The key strengths of our platform and related offerings include:
1)Deep remote monitoring and management capabilities. Our leading remote monitoring and management capabilities provide our MSP partners with visibility and insights into the availability and performance of a wide range of systems and network infrastructure and devices, all through a centralized dashboard. Our out-of-the-box network topology and network path analysis enable MSPs to visualize and identify issues across the entire landscape of infrastructure and devices within heterogenous SME customer IT environments. Our RMM platform gathers and correlates real-time network and device issues, data that MSPs leverage to help customers maintain uptime and peak performance. Through our role-based access and support, MSP technicians can easily troubleshoot specific IT systems, devices and applications, as well as easily load new service offerings powered by our platform.
2)Layered security approach to cyber-threats and compliance risks. Our MSP partners use our integrated solutions to improve the security framework of their SME customers’ IT environments while helping them meet regulatory and industry-specific compliance standards. Our security and data protection solutions are designed to defend against cyber-threats targeted at the network, infrastructure, application and endpoint layers and the sensitive data that resides in and travels through each of these layers. Our security solutions offer both preventative and remediation capabilities while our data protection solutions enable continuous backup and high-speed restoration, jointly driving a robust line of defense for the SME.
3)Designed for hybrid IT environments. The solutions on our platform are designed to meet the needs of our MSP partners and their SME customers across cloud, on-premises and hybrid-cloud IT infrastructures. Our remote monitoring and management capabilities span both on-premises and cloud-native systems and workloads, while our fully cloud-based data protection capabilities similarly enable continuous backup and high-speed data restoration regardless of where the data resides.
4)Out-of-the-box automation for higher service efficacy and capacity. Our platform, which includes professional services automation and easily configurable automation capabilities, enables our MSP partners to more efficiently deliver services to their SME customers, manage their businesses and increase capacity for growth. With over 100 out-of-the-box automated tasks and a no-code drag-and-drop editor to easily build additional automation policies, our MSP partners have eliminated common, repetitive tasks and freed up technicians to take on higher-value activities. In addition, the ability to automate resolutions to customer-specific problems and easily track configuration changes without requiring customized scripts increases the stickiness of our platform.
5)Robust reporting and analytics. Our reporting and analytics dashboard provides our MSP partners with a consolidated view of data and analytic outputs of their SME customers’ IT environments and a unified view of key metrics and trends. Our reporting and analytics capabilities are designed to be business-friendly for a wide range of users and can generate proof-of-compliance reports to meet regulatory requirements across many industries.
Why We Win
Our platform, partner success initiatives and business model are rooted in our experience and understanding of the needs of our MSP partners and their SME customers and are designed to help our partners succeed and grow. Our MSP partners power their service offerings with our platform, making us an integral part of their ability to land, expand and retain their customers. Some of the key factors that differentiate us from our competitors include:
1)Purpose-built platform designed for MSP success. Our platform allows our MSP partners to build and grow their businesses around our customizable solutions. Ongoing expansion of native functionalities and integrations, powerful and easy-to-create automation policies and always-available training and enablement resources are all designed to facilitate our MSP partners’ success. In addition, our platform serves the needs of MSPs and customers of all sizes, making it easy for MSPs to standardize and operate on our platform.
2)Comprehensive and extensible platform designed for integrations. Our platform features out-of-the-box integrations with third-party technologies and solutions from leading enterprise technology vendors. Our Ecosystem Framework enables us to rapidly develop and deploy extensive integrations through our strategic technology partnerships.
3)Enterprise-grade technology for SMEs through our MSP partners. Through our platform and strategic technology partnerships, we make it possible for our MSP partners to deploy, manage and secure enterprise-grade technologies for their SME customers. Our solutions development and innovation roadmap incorporates real-time feedback from our active user community, which helps shape improvements to existing offerings and the development of new offerings that address the needs of our MSP partners and their SME customers.
4)Best-in-class partner success initiatives. We provide various partner success initiatives aimed to help our MSP partners expand their customer bases and service offerings through our platform and to grow and operate their businesses more effectively. Our dedicated partner success teams assist with onboarding, post-sales engineering and partner management. Additionally, through our MSP Institute, MSP partners gain access to business, sales, marketing and technical training from industry experts and leaders. This is supplemented by our Head Nerds program, which delivers expert training and consultation on how our partners can optimize their businesses for the most important growth areas such as security, backup, automation and operations. We also offer community-based resources such as forums, peer councils, expert series, and industry expert blogs.
5)Flexible subscription pricing and billing model. We sell the solutions on our platform on a subscription basis that meets the specific needs of our MSP partners and expands as they add new customers, deliver new services based on our solutions and when the partner’s customers add devices and services. We offer our MSP partners the flexibility to purchase solutions with pricing based on committed volumes or on a “pay-as-you-go” model, where our partners pay based on the volume of our solutions they and their customers consume. Additionally, we offer flexible deployment models across cloud, on-premises and hybrid cloud infrastructures that accommodate the IT environment preferences and needs of our MSP partners and their customers.
6)Efficient deployment and scale. Our platform is designed to be quickly configured and deployed by our MSP partners and enable efficient delivery of services to their customers. Our MSP partners are able to easily define business roles and processes and then leverage our automation capabilities to deploy those policies across their customers’ IT environments to manage and maintain consistent standards of service. The automation in our platform is also designed to help our MSP partners scale their customer base with fewer technical support personnel.
Our Differentiated Go-to-Market Approach
Our go-to-market approach is grounded in a differentiated, multi-dimensional land and expand model. Our business model and alignment with our MSP partners gives us the leverage and sales reach to efficiently and effectively serve the SME market. We grow with our MSP partners as they expand their customer bases, deliver new services powered by our solutions and when their customers add devices and services. Our partner success initiatives further enhance our model’s efficiency by empowering our MSP partners to grow their businesses and expand their customer bases and consumption of solutions on our platform.
To add new MSP partners, we employ an efficient low-touch, high-velocity “selling from the inside” motion cultivated while a part of SolarWinds. Our sales motion is rooted in selling online or over the phone to MSPs of all sizes across any location through a prescriptive approach that adheres to standardized pricing and agreements. We power this sales motion with a marketing model that is highly flexible, analytics-driven and designed to efficiently drive digital traffic and high-quality opportunities. Our low-friction sales motion and marketing model also allow prospective MSP partners to trial fully-functional versions of the solutions on our platform, which is frequently a step to broader adoption. Internationally, we augment our go-to-market approach with a targeted and localized distributor model.
We believe our differentiated go-to-market approach benefits our business for a number of reasons, including:
1)Sales reach extension. Our MSP partners effectively extend our sales reach into the worldwide SME market. When we add a new MSP partner, we also acquire its customers and continue to benefit as the MSP partner expands its customer base.

2)Sales expansion through natural adoption. MSP partners expand usage of our offerings over time when they add new customers and when their customers add new devices and services. As digital transformation trends continue to impact SMEs, our platform facilitates the delivery of new and enhanced services by our MSP partners to their customers.
3)Capital efficient scaling. We gain significant operating leverage through our MSP partners’ customer acquisition efforts and the support and overhead they provide to service their customers.
4)Loyalty and retention. Our best-in-class partner success initiatives drive loyalty and retention by providing our MSP partners with resources designed to help them better understand and pursue growth opportunities using our platform.
5)Strong international presence. Our extensive international distributor network and localized go-to-market approach has enabled and enhanced our robust global presence.
Growth Strategy
We believe there are significant growth opportunities in our market, and we intend to focus our investments to capitalize on these opportunities and accelerate revenue growth. We believe that our growth will come from the following vectors:
1)Expand our MSP partner footprint. Our partner acquisition model is driven by us adding new MSP partners that develop and deliver services powered by our platform to their SME customers. We focus on adding MSP partners that have the opportunity to grow their businesses alongside us and increase consumption of solutions on our platform.
2)Facilitate partner-enabled growth. When we add an MSP partner, we expand our relationship with the partner through two vectors. We grow when our MSP partners expand their SME customer base. We also grow when our MSP partners deliver new or enhanced services to their customers based on our solutions and when their customers add devices and services. As digital transformation initiatives at SMEs are pushing them to modernize their IT systems, we are seeing tailwinds in the adoption and usage of our solutions by SME customers through our MSP partners. We utilize numerous partner success initiatives to help our MSP partners expand their customer bases by educating them on how to introduce deeper and broader sets of service offerings. In this manner, our MSP partners serve as an extension of our sales footprint while requiring minimal incremental sales efforts by us. Our ability to expand within our partner base is demonstrated by our dollar-based net revenue retention rate, which was 110%, 109% and 108% for each of the trailing twelve-month periods ended December 31, 2021, 2020 and 2019, respectively.
3)Widen our surface area. We also grow by expanding the aperture of networks, devices, services and users that we manage and secure on our platform. This surface area expansion is driven by internal development, strategic technology partnerships with large enterprise technology vendors and integrations with other MSP technology providers.
4)Drive innovation. We intend to continue introducing new enterprise-grade solutions on our platform. These new solutions may come from internal innovation, strategic technology partnerships or targeted acquisitions. In particular, we aim to further broaden our security service offerings, technical controls, automation and reporting and analytics capabilities. To keep pace with technological developments and ever-changing IT complexity, we also continually invest in our platform and its existing solutions.
5)Broaden our co-managed IT footprint. In addition to providing services for SMEs, some MSP partners service larger enterprises through a co-managed IT model, sharing responsibility for IT management and services with an internal IT team. We believe that increased adoption of co-managed IT models will continue to be a meaningful driver of market expansion.
6)Deliver globally. We are a global software company, generating approximately 49%, 47% and 47% of our total revenue from outside of North America in each of the years ended December 31, 2021, 2020 and 2019. We intend to target markets around the world where we have an established presence and distribution channels and further expand to new markets through channel and personnel growth and market-specific solutions.
Our Platform
We deliver a platform of integrated solutions that enables our MSP partners to deploy, manage, and secure technologies for SMEs. Purpose-built to address a wide range of MSP partner needs, our subscription-based platform is scalable, extensible and easy to deploy.
Our platform consists of three core solution categories: remote monitoring and management, security and data protection and business management.
Remote Monitoring and Management
Our remote monitoring and management, or RMM, solutions provide our MSP partners with visibility and insights into the availability and performance of their customers’ networks, infrastructure, devices and applications, all through a centralized dashboard. Our RMM solutions are designed to support the needs of MSPs of all sizes and accommodate complex and heterogeneous SME customer environments. In addition, our RMM technology serves as the foundation for the managed services model, allowing our MSP partners to remotely monitor and access their customers’ IT environments. Through our RMM solutions, we can address the remote monitoring and management needs of MSPs of all sizes across cloud, on-premises and hybrid cloud environments. We leverage a wide variety of service checks such as SNMP, WMI, ICMP, UDP/TCP, API and scripts to gather and correlate data that our MSP partners use to maximize uptime and productivity for their customers.
Our RMM solutions include a fulsome set of remote monitoring capabilities across devices, endpoints and infrastructures designed to allow our MSP partners to:
•support thousands of device types across major device categories, including Windows, macOS and Linux endpoints as well as network infrastructure components such as switches, routers, firewalls and wireless access points;
•utilize a robust set of out-of-the-box features including network topology mapping and network path analysis;
•enable remote access and support for IT systems and devices to quickly identify and resolve issues;
•automate policies and tasks, power active device discovery and utilize automated alerts and customizable performance checks;
•enable technical support personnel to perform maintenance and troubleshoot a wide array of issues, whether attended or unattended by end users; and
•manage their business through dashboards and reports that track the activities of their technical support personnel, demonstrate value to their customers and identify opportunities for operational improvement.
Security and Data Protection
Our security and data protection solutions are designed to help our MSP partners secure their own IT environments and data and those of their customers. We provide a layered protection approach spanning network and systems infrastructure, applications, and end user devices through our data protection, patch management, endpoint security, web protection, e-mail security and archiving and vulnerability assessment solutions. Our data protection capabilities are fully cloud-based and include backup and disaster recovery for servers, workstations, files, data, and key cloud-based applications. Our multi-tenant platform and secure remote delivery architecture is designed to provide our MSP partners with the flexibility to choose and deploy the best solution for their customers based on their respective risk postures.
Backup, Recovery and Disaster Recovery. Our backup, recovery and disaster recovery solutions are designed to help our MSP partners:
•provide their customers with efficient and granular data protection and recovery across multiple types of data and systems, including servers, virtual machines, workstations, critical databases and business documents;
•protect and restore critical SaaS applications, such as M365;
•understand the integrity of their protection copies based on mechanisms like automated recovery testing;
•optimize data transfers to and from the cloud with the option to designate a preferred storage location in one of our available data centers in 18 countries and allow for protection of data across workstations, servers and networks from a single platform; and
•deliver these services to their customers without the need for them to purchase, maintain, and patch hardware.
Endpoint Protection. We have two approaches to endpoint security: a traditional antivirus-based approach, which includes full disk encryption, and a next-generation endpoint detection and response offering, which enables attack prevention and simple rollback. Our endpoint detection and response solution helps our MSP partners to prevent, detect and respond to ever-changing cyber-threats, as well as recover quickly when ransomware or other attacks occur. This solution is designed to enable our MSP partners to:
•protect against the latest threats without waiting for recurring scans or updates to signature definitions;
•reverse the effects of an attack through remediation and rollback to restore endpoints to their pre-attack state and minimize customer downtime; and
•view summaries or detailed information about threats from the centralized dashboard of our platform.
Patch Management. We offer a flexible cloud-based patch management solution, which enables our MSP partners to:
•easily update systems, applications and devices to help ensure connected endpoints are in compliance with up-to-date security protocols; and

•provide flexible options for automated, scheduled or manual deployment of patches based on a number of criteria, including severity of vulnerability and customer service level.
Web Protection and Content Filtering. Our web protection and content filtering solution allows our MSP partners to set content-filtering policies, website access controls and time and content-based browsing policies to help keep workforces secure and productive. This solution allows our MSP partners to:
•block device users from visiting suspected and confirmed unsafe sites;
•establish allow and block lists to override category-based filters; and
•filter internet activity by day, category and URL to reveal trends, spikes and irregularities.
Mail Protection and Archiving. Our e-mail security solutions leverage external threat feeds and internal data based on the millions of emails we process daily in order to help our solution identify attacks and secure our MSP partners’ and their customers’ email systems. Our solutions are designed to secure emails by providing our MSP partners with:
•a web-based dashboard to enable customers to continue sending and receiving email if their primary email service has an outage;
•an email archive to store and retrieve email; and
•additional protection against spam, malware, ransomware and other email-borne threats based on data collected from our MSP partners and their customers around the world.
Business Management. Our business management solutions include professional services automation, automation and scripting management, password management policies and reporting and analytics. Our MSP partners use our business management solutions to manage their own IT and business environments and to service their customers. Our solutions integrate with third-party professional services automation tools, IT service management products and other key technologies utilized by MSPs.
Professional Services Automation and Ticketing. Our professional services automation and ticketing system can be used by our MSP partners to manage their businesses in the following ways:
•organize their workforces by routing tickets and scheduling technical support personnel;
•share knowledge throughout their organizations by archiving customer contact and password information, process and task knowledge and ticket history;
•increase visibility and transparency with customer, ticket and technical support dashboards; and
•streamline the billing process with flexible billing based on their customers’ needs.
Password and Documentation Management. Our password and documentation management offering provides a simple, yet secure, solution tailored to the operations of our MSP partners. This solution helps our MSP partners:
•access their customer environments with granular role-based permissions and a full audit trail leveraging our centralized and secure password repository;
•standardize service delivery and expedite issues by making essential documentation easily accessible through a fully integrated tool; and
•conduct mobile password resets, which enables end-users to reset their own passwords at any time, without MSP support.
Desktop Management. Our desktop management solution enables MSPs to remotely:
◦work on issues and communicate with their customers while a customer’s device is in use; and
◦troubleshoot and proactively address customer endpoint and network issues without disruption to the customer’s operations.
Technology
Key features of our platform include:
Extensibility. Our flexible platform allows users to easily extend the built-in functionality with deep integrations to create custom monitoring capabilities in conjunction with a broad range of third-party tools. We built our platform to be extensible through an Ecosystem Framework to enable rapid integration with a broad universe of third-party technologies. We leverage this framework across our Technology Alliance Program and integrated solution partnerships described below, allowing us to create integrations that deliver embedded user interface experiences. Our Ecosystem Framework enhances our ability to deliver a single point of management across the myriad of solutions, tools and other technologies that MSPs use to manage their customers’ environments. This enables our MSP partners to have deep visibility into their SME customers’ environments and access to enterprise-grade technology while also allowing us to quickly add integrations to efficiently deliver new monitoring capabilities to our MSP partners.
Multi-tier, multi-tenancy. Our multi-tier, multi-tenant platform allows our MSP partners to efficiently manage multiple customers and sites across cloud, on-premises and hybrid cloud environments from a single pane of glass. Our multi-tenancy extends beyond our MSP partners and is able to power seamless integration with key distributors. Our multi-tier, multi-tenant architecture also enables our global distributors to effectively deliver our solutions to a broad set of customers from a single instance of our platform.
Automation. Our platform features over 100 out-of-the-box policies to automate common tasks and for resolution of frequently occurring issues, enabling our MSP partners to focus on higher value activities. Our no code visual workflow builder and over 600 design elements make it possible for technical and non-technical personnel at our MSP partners to create and customize powerful automated processes for both proactive and reactive workflows. Our MSP partners can easily manage automation policies and track change configurations via detailed reporting within our platform.
Unified agent management. MSPs utilize software agents to collect data and facilitate connections to their customers’ endpoints. It can be time-consuming and burdensome to deploy and update these agents, particularly in a distributed or mobile workforce. We have a unified agent management system that helps our MSP partners deploy agent capabilities and update new features across multiple customer environments. Our approach to agent management is designed to make deploying new software and services fast and easy for our MSP partners.
Security. We have invested heavily to ensure that we are building solutions in a secure manner. Our Secure Software Development Lifecycle is a continuously improving process. We regularly conduct penetration tests on our solutions with third parties and work with customers who conduct them as part of their evaluation cycles. As a part of our rigorous security procedures, we continuously evaluate our solutions with dynamic and static analysis tools and address material identified vulnerability issues. All of this is augmented by a formal Incident Response procedure to help ensure incoming incidents are appropriately triaged, escalated and remediated or mitigated. Certain of our solutions or data centers meet one or more of the following security compliance standards, which vary by product or location: HIPAA, ISO 27001, ISO 9001, NIST 800-53, PCI DSS, SOC 1 Type II and SOC 2 Type II.
Common user interface and user experience model. Our platform has been purpose-built to provide a consistent, intuitive and easy to use experience for our MSP partners. We are constantly improving the ease with which our MSP partners can engage with our platform to ensure they can efficiently deploy our solutions and accomplish their business goals.
Global footprint. We operate a global, multi-cloud architecture in order to deliver the best customer experience across both speed and customer choice regarding data sovereignty. We operate our workloads out of a mix of private data centers, AWS and Azure. This global reach enables us to deliver extensive choice to partners who have various data storage requirements.
Strategic Technology Partnerships
We designed our platform and solutions to be highly extensible which has allowed us to develop a vast technology partner ecosystem. We have three ways to deliver solutions from our strategic technology partners to our MSP partners:
Technology Alliance Program. Through our Technology Alliance Program, we enable third-party technology or software vendors to integrate with our platform to streamline workflows and share data. When a vendor joins the program, the relationship is formalized via a marketing agreement which sets expectations for joint marketing efforts such as webinars for our MSP partners. Once accepted to the program, these strategic partners have access to integration resources such as API documentation, as well as support and guidance from our product management team.
Integrated solution partnerships. These strategic partnerships allow us to embed best-of-breed third-party offerings directly into our platform and enable our MSP partners to sell these solutions to their customers. Through our integrated solution partnerships, we manage joint roadmap integration, full go-to-market launch, and commercialization, thereby providing a greater breadth of offerings to address the various needs of our MSP partners.
Large enterprise technology vendors. We have partnerships with large enterprise technology vendors, which we believe validates our strategic differentiation in the MSP market. Through these strategic partnerships and our multi-tier, multi-tenant architecture, we are able to offer our MSP partners a unified platform that includes offerings from these vendors such as integration with Microsoft Intune, deep support for Mac, and robust monitoring for cloud services such as Meraki. These strategic partnerships expand the surface area of the devices that our MSP partners can manage and secure.

Our MSP Partners
We are a leading global provider of software solutions for MSPs, enabling them to power digital transformation and growth within SMEs. These MSP partners deploy, manage, and secure the IT environments of their SME customers around the world. Our MSP partners purchase our solutions on a subscription basis to power managed services sold to their customers or for their own internal business management.
Our MSP partners range in scale from IT firms with one or two technicians to large IT service providers with thousands of employees. They also range in geographical distribution, including some focused on local or regional customers and others with multi-national presences. Some of our MSP partners deploy multiple solutions on our platform across their entire customer base while others use our platform to service only a portion of their customers. Our MSP partners’ customers generally have fewer than 1,000 employees and span a wide range of industry verticals, including financial services, healthcare, professional services, education and manufacturing.
As of December 31, 2021, we had approximately 25,000 customers. Additionally, as of December 31, 2021, we had 1,678 MSP partners with ARR over $50,000 on our platform, up from 1,473 as of December 31, 2020, representing an increase of 14%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 42% of our total ARR as of December 31, 2020 to 47% of our total ARR as of December 31, 2021. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our MSP partners.
Marketing, Sales, Partner Success and Support
Our marketing, sales and partner success organizations serve as the engine that powers our multi-dimensional land and expand go-to-market strategy. Through a combination of leading targeted marketing content, free trials and business development efforts, we cultivate a high volume of qualified opportunities that are passed on to dedicated insides sales teams to convert into partners. Additionally, our inside sales team leverages our marketing content to generate their own qualified opportunities to increase product penetration into our existing base.
We segment our sales and marketing strategies by the needs of prospective MSPs and existing partners based on the stage of their respective business lifecycle. After we add an MSP partner, our partner success program is designed to help them better manage their own businesses, offer services enabled by our platform and expand their customer bases and usage of our solutions.
Marketing
Our marketing efforts are grounded in deep industry expertise and are designed to generate high quality opportunities for our sales organization. We deploy a highly flexible and analytics-driven direct marketing approach through broad use of digital marketing techniques including search engine optimization, paid search, social media marketing, virtual events, targeted email campaigns, localized websites, free resources and content marketing, display advertising, affinity groups and webinars.
We target our marketing efforts through a segment specific approach. For potential MSP partners that have less complex IT needs, we typically deploy a low-cost, low-touch strategy. For potential MSP partners that have more complex IT needs, we leverage a cost-efficient, account-based marketing model to target and educate them. Internationally, we partner with our global network of distributors to drive a localized marketing strategy.
In addition, we engage existing and prospective MSP partners through ongoing partner success and community-based initiatives. As part of our partner success initiatives, our marketing efforts are designed to educate MSPs about the features of both the service offerings that they currently use and service offerings that they do not use, as well as how our solutions can help them grow their businesses. Leveraging our deep industry expertise, we provide a range of community-based resources for our MSP partners including peer-to-peer webinars, online and in-person events, and content resources that are designed to help them better realize the value of our platform.
Sales
We deploy a highly effective and disciplined approach to sales that has foundations in the “selling from the inside” culture we cultivated prior to becoming a standalone company. This approach is rooted in having our sales organization selling online or over the phone, using a structured approach to managing opportunities, and adhering to standardized pricing and contract terms. Our sales team handles MSP partner accounts of all sizes and across geographies through our selling from the inside approach.

Our sales organization is organized by our key solution categories as well as by geographic region. Our dedicated sales teams receive high-quality opportunities from our marketing and business development motions to engage with prospects, supporting our multi-dimensional land motion. This is further powered by our low-friction, free-trial approach that allows prospective MSP partners to trial a fully functional version of our platform. When these prospective partners realize the value of our platform, they can then purchase solutions on our platform at the size and level of functionality appropriate for their and their customers’ IT environments.
Furthermore, our combined efforts across marketing, partner success and sales motions drive high-quality opportunities from our existing customer base that advances our expand go-to-market strategy. This approach allows us to cross-sell and expand product penetration within our existing MSP partner base. We adhere to a disciplined, data-driven approach to converting opportunities quickly and efficiently based on our understanding of the prospect or existing partner’s specific product demands and the inflection points in the selling process.
We also sell our software through distributors to supplement our direct sales force, primarily in non-English speaking regions, as well as to initiate and fulfill sales orders from MSPs that prefer to make purchases through a specific distributor. Our localized channel strategy in international markets allows us to offer in-market solutions, sales, marketing and support in the local language. Our base of channel distributors proactively create demand for our solutions and bring new opportunities and MSPs to us. We are also able to flexibly deploy a hybrid approach in which our sales specialists work alongside our distributors when targeting and landing higher value transactions within these local markets.
Partner Success
We provide numerous partner success initiatives that help MSPs leverage our platform to expand their customer bases and service offerings and become more efficient business operators. Our partner success teams are categorized into onboarding, post-sales engineering, and partner success management. These cross-functional teams collectively educate our MSP partners on how to properly configure and use our platform and solutions for their individualized use cases and how to build successful businesses on our platform.
Through our Customer Success Center, our MSP partners have access to a range of educational resources such as the MSP Institute, Head Nerds, and community-based knowledge. Our MSP Institute provides training, tips, and playbooks across business, sales, marketing, and technical tracks from experts and industry leaders. Our Head Nerds program, launched in February 2020, delivers training, resources, and consultative sessions to help MSPs understand and optimize their businesses for the most important growth areas including security, backup, automation, and operations.
We utilize our deep partner community as a valuable source of information exchange. Through moderated forums, peer councils, expert series and industry expert blogs, our MSP partners learn best practices about how to create and sell services, protect their customers and stay ahead in the rapidly evolving managed services space.
Support
Our experienced and localized support teams provide our MSP partners with 24x7x365 technical support for our platform and solutions.
Research and development
Our research and development organization is primarily responsible for the architecture, design, development, testing and deployment of new solutions and improvements to existing solutions, with a focus on ensuring that our platform is fully integrated and extensible.
We have designed our software development process to be responsive to the needs of our MSP partners, cost efficient and agile. We work closely with our MSP partners throughout the development process to build solutions that address the problems our MSP partners and their customers face. We regularly have a subset of our partners participate in processes to validate that our solutions and features are what they are looking for to improve their operations and address their most pressing demands.
We have built a development organization that allows us to add new features and enhance our platform quickly and efficiently. Our global development model allows us to source from a large talent pool by participating in multiple labor markets. We utilize small scrum teams that follow standard practices to build and test their code and foster continuous improvement. We share our development values across our offices and aim to assign meaningful design and development work to our international locations.

Competition
We compete in a large and fragmented industry with several vendors that provide technologies used by MSPs and other IT service providers to service SMEs. We compete with vendors in the following categories:
•MSP pure-play: Vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Datto and Kaseya.
•Niche or domain-specific: Small to large enterprise vendors that provide solutions focused on a particular service that may be sold by MSPs, such as network monitoring, systems management, email security, remote access and support and data protection. Examples of such vendors are Auvik, Mimecast and Veeam.
We believe the principal competitive factors in our market include:
•breadth and extensibility of features and functionality;
•focus on and alignment with both MSP and SME success;
•scalability, performance and reliability of our platform and solutions;
•ability to solve the technical and business problems of MSPs and customers of all sizes and complexities;
•flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment;
•continued innovation to keep pace with evolving technology requirements and the changing needs of the SME market;
•ease of use and deployment;
•brand awareness and reputation among MSPs, their technicians and other IT professionals;
•total cost of ownership and alignment of cost with business objectives and needs of the MSP and SME markets; and
•effectiveness of sales and marketing efforts.
We believe that we compete favorably on these factors.
Our People
We are a global software company. As of December 31, 2021, we had 1,399 employees fully dedicated to our business, of which 330 were employed in the United States and 1,069 were employed outside of the United States. Of these employees, 1,385 were employed full time. We strive to be a people-centric company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreements.
Our success is the result of our talented, experienced and high performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.
As a global company, we have the distinct advantage of employing talented and diverse individuals across different ethnicities, genders, races, religions, sexual orientations and generations, all supported by a culture of innovation and inclusion. Our culture of collaboration enables us to deliver strong financial performance and build lasting relationships with our communities around the world.
We believe the combination of our relationship with our employees, strength of our software platform, alignment with our MSP partners and business model differentiates us in the market. Our ability to achieve our goals has always been, and continues to be, a result of the strong values and tremendous passion of our people. We continue to invest heavily in attracting top talent, training and development initiatives and motivating and retaining high potential employees.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2021, we owned five issued U.S. patents and one issued foreign patent, with expiration dates ranging from February 22, 2033 to July 12, 2034. N‑able may consider filing patent applications in the future, and we cannot guarantee that patents will be issued with respect to the current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

We endeavor to enter into confidentiality and invention assignment agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of, and safeguard our ownership of, our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property rights, and policing unauthorized use of our technology and intellectual property rights can be difficult. The enforcement of our intellectual property rights also depends on any legal actions against these infringers being successful, but these actions may not be successful, even when our rights have been infringed.
Furthermore, effective patent, trademark, trade dress, copyright and trade secret protection may not be available in every country in which our solutions are available or where we have operations. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving.
Additional Information
Our website address is www.n-able.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide in the future to fall below expectations.
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
Risks Related to Our Indebtedness
•Our substantial indebtedness could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.
•We may be able to incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.
Risks Related to Our Intellectual Property
•The success of our business depends on our ability to obtain, maintain, protect and enforce our intellectual property rights.
•Our solutions use third-party software that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
Risks Related to Cybersecurity and the Cyber Incident
•Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ systems, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ environments, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.

•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, MSP partner and employee relations, results of operations, financial condition or cash flows.
Risks Related to the Separation and Distribution
•The Separation and Distribution may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
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
•The assets and resources that we acquired from SolarWinds in the Separation and Distribution may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SolarWinds.
Risks Related to Government Regulation
•We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.
•We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability.
Risks Related to Accounting and Taxation
•We are subject to fluctuations in interest rates.
•Failure to maintain proper and effective internal controls could have a material adverse effect on our business.
•We are subject to potential changes in tax laws or regulations
Risks Related to Ownership of Our Common Stock
•The Sponsors have a controlling influence over matters requiring stockholder approval.
•The Sponsors and their affiliated funds may pursue corporate opportunities independent of us that could present conflicts with our and our stockholders’ interests.
Risks Related to Our Organizational Structure
•Our charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts.
•The Sponsors have a controlling influence over matters requiring stockholder approval.
Risk Factors
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
•changes in tax rates, laws or regulations in jurisdictions in which we operate; and
•uncertainties arising from the impact of the COVID-19 pandemic on the market and our business operations.
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
In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 ("COVID-19"), a pandemic. The global COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the fourth quarter of 2021, we began to see improvement in our business, primarily as a result of better stability in our MSP partner base, expansion with certain existing MSP partners and the addition of new MSP partners.
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
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of the COVID-19 pandemic could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in this Annual Report on Form 10-K, any of which could materially adversely affect our business, results of operations and financial condition. Additionally, the full effects of COVID-19 on our business may not be fully reflected in our financial results for some time.
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
A portion of our revenue is recognized based on consumption as MSP partners use certain aspects of our platform, whether such usage is beyond their paid subscriptions or on an individual basis. This usage is particularly applicable to our remote monitoring and management ("RMM") solutions and our backup, recovery and disaster recovery solutions. Unlike our subscription revenue, which is recognized ratably over the term of the subscription, we generally recognize consumption revenue as the services are delivered. Because our MSP partners have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that we have with our subscription revenue. There is a risk that our MSP partners will not use portions of our platform that provide consumption-based revenue at all or more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how the consumption-based portion of our business differs from the subscription-based portion of our business, and our business model may be compared to purely subscription-based business models or purely consumption-based business models. If our quarterly or annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain MSP partners at our historic rates.
We operate in a highly competitive and dynamic industry driven by the technology needs of SMEs and MSPs. Our industry is large and fragmented with several vendors that provide technologies used by MSPs and other IT service providers to service SMEs. Competition in our market is based primarily on solution capabilities, including: breadth and extensibility of features and functionality; focus on and alignment with both MSP and SME success; scalability, performance and reliability of our platform and solutions; ability to solve the technical and business problems of MSPs and customers of all sizes and complexities; flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment; continued innovation to keep pace with evolving technology requirements and the changing needs of the SME market; ease of use and deployment; brand awareness and reputation among MSPs, their technicians and other IT professionals; total cost of ownership and alignment of cost with business objectives and needs of the MSP and SME markets; and effectiveness of sales and marketing efforts. Our MSP partners have limited barriers to switching to a competitor’s solution from our platform if we fail to provide solutions and services that meet their needs. In addition, many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and longer operating history, broader distribution and established relationships with MSPs, larger sales and marketing budgets and resources, greater customer support resources, greater resources to make strategic acquisitions or enter into strategic partnerships, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, during 2021, we changed our brand from the “SolarWinds MSP” to “N-able,” which may have resulted in the loss of customer recognition and could adversely affect our business and profitability.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $346.5 million, $302.9 million and $263.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. In addition, during the last half of 2021, we installed and implemented information technology infrastructure to support certain of our business functions as a standalone entity, including accounting and reporting, human resources, marketing and sales operations, customer service and business analytics. As we complete this transition from the transactional and operational systems and data centers we used when we were part of SolarWinds, we may incur substantially higher costs than previously anticipated. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
•liabilities or adverse operating issues, or both, including potential product errors or defects or security issues or vulnerabilities, of the businesses we acquire that we fail to discover or mitigate through due diligence or the extent of which we underestimate prior to the acquisition;
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
We plan to expand our business in part through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our financial performance.
We have previously made several acquisitions and expect to continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert the attention and efforts of members of our management from the operations of our company, which could also harm our business and results of operations.
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
We have international operations in Australia, Austria, Belarus, Canada, the Netherlands, the Philippines, Portugal, Romania and the United Kingdom and we market and sell our solutions worldwide. We expect to continue to expand our international operations for the foreseeable future. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
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
•reduced or varied protection for intellectual property rights in some countries and the risk of increased exposure to potential cyber attacks, theft or compromise of our systems, security, data, proprietary or confidential information or intellectual property as a result of our international operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. We also engage third party contractors that have a limited number of employees that reside in the Ukraine. The extent and duration of the instability in the region, and any related risk to our operations, remains uncertain, and may be further exacerbated by the ongoing presence of Russian forces in Belarus and the developing Russia-Ukraine conflict. To date, intermittent communications and mobile internet outages have occasionally occurred in Belarus, and the European Union has issued economic sanctions against specific Belarusian officials. However, the situation in the region is rapidly evolving as a result of the developing Russia-Ukraine conflict, and such events, as well as similar unrest or hostilities in other countries, may pose security risks to our people, our facilities, our technology systems and our operations, as well as to the local infrastructure, such as utilities and network services, upon which our local teams rely. The United States and other nations have also threatened to impose economic and other sanctions on Belarus in connection with the Russia-Ukraine conflict. Any such additional sanctions could adversely affect our operations in Belarus and our ability to continue to do business in the region. The realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift our research and development activities to other jurisdictions, which may result in delays in our development cycle and the incurrence of additional costs. The disruption in the region also could adversely affect our suppliers, partners and customers, which could result in negative impacts to our business and results of operations. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could expose us to the risks noted above, as well as numerous other risks, and require us to re-balance our geographic concentrations, any or all of which could have an adverse effect on our operations, business and financial condition.
In addition, in June 2016, the United Kingdom’s electorate voted in a referendum to voluntarily depart from the European Union, commonly referred to as “Brexit.” The United Kingdom’s withdrawal from the European Union occurred on January 31, 2020, but the United Kingdom remained in the European Union’s customs union and single market for a transition period that expired on December 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a trade and cooperation agreement (the "Trade and Cooperation Agreement"), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the United Kingdom was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the relationship between the United Kingdom and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the United Kingdom and the European Union.
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
In addition, global privacy and data protection legislation, enforcement and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. For example, on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. The impact of this decision on the ability to lawfully transfer personal data from the European Union to the United States is being assessed and guidance from European regulators and advisory bodies is awaited. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners and their SME customers face the potential for regulators in the European Economic Area (the “EEA”) to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results could suffer.
Our solutions use third-party software that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
In order to provide our MSP partners with additional functionality on our platform, we often partner with best-of-breed technology developers through license arrangements to use their software in our offerings. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software could result in decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software could result in errors or defects in our solutions, cause our solutions to fail or increase our exposure to cyberattacks, any or all of which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our MSP partners or third-party providers that could harm our reputation and increase our operating costs.
Interruptions or performance problems associated with our internal infrastructure and its reliance on technologies from third parties may adversely affect our ability to manage our business and meet reporting obligations.
Currently, we use NetSuite to manage our order management and financial processes, salesforce.com to track our sales and marketing efforts and other third-party vendors to manage online marketing and web services. We also rely on public cloud providers such as Microsoft and Amazon for hosting some of our internal applications and as well as customer facing solutions. We believe the availability of these services is essential to the management of our high-volume, transaction-oriented business model. We also use third-party vendors to manage our equity compensation plans and certain aspects of our financial reporting processes. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time-consuming and costly to qualify and implement these relationships. Therefore, if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality-control problems in their operations, or we have to change or add additional systems and services, our ability to manage our business and produce timely and accurate financial statements would suffer.
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
When faced with defects or errors, we will need to provide high-quality support to our MSP partners during remediation efforts. If our MSP partners are dissatisfied with our support or we otherwise fail to handle complaints effectively, our brand and reputation may suffer. The costs incurred in correcting or remediating the impact of defects or errors in our solutions may be substantial and could adversely affect our operating results. In addition, any defects or errors in our solutions could result in vulnerabilities that increase our exposure to cyberattacks. See “Risks Related to Cybersecurity” for additional discussion regarding risks to our business that may result from a cyberattack.

If we fail to develop and maintain our brand, our financial condition and operating results might suffer.
We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new MSP partners. In addition, during 2021, we changed our brand from the “SolarWinds MSP” to “N-able,” which may have resulted in the loss of customer recognition and could adversely affect our business and profitability. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our MSP partner base and their SME customers in a variety of ways, including to give us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to introduce our new brand, promote and maintain our brands unsuccessfully, fail to maintain loyalty among our MSP partners and their SME customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may fail to attract new MSP partners or retain our existing MSP partners and our financial condition and results of operations could be harmed. Additionally, if our MSP partners do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
If we are unable to capture significant volumes of high quality sales opportunities from our digital marketing initiatives, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high quality opportunities, which are generally trials of our solutions, to our sales teams. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including search engine optimization ("SEO"), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high quality sales opportunities from these activities, our revenue may not grow as expected or could decrease. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.
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
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and solutions. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, although acquisitions are part of our growth strategy, we could lose key personnel of the acquired businesses. The market for qualified personnel is competitive, and we may not succeed in retaining or recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our business model and approach to marketing and selling our solutions are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. We cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have an adverse effect on our business.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, and other government regulations. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective MSP partners and their SME customers. Any significant weakening of the economy in the United States, Europe, Asia, Australia and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our MSP partners or potential MSP partners, or their SME customers, to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our solutions in countries with relatively weaker currencies. These adverse conditions could result in reductions in subscriptions, reduction of consumption of our services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Climate change may have a long-term negative impact on our business.
Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our MSP partners and suppliers in the longer term. While we seek to mitigate the business risks associated with  climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, partners, suppliers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of  climate change and the impacts of extreme weather events, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, we have operations in Texas, which suffered a major power crisis in early 2021 after severe winter weather. Climate-related events, including the increasing frequency of extreme weather events, their impact on critical infrastructure in the U.S. and internationally and their potential to increase political instability in regions where we, our partners and suppliers do business, have the potential to disrupt our business, our suppliers, or the business of our MSP partners, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.
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
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, will be based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
These projections will be based upon a number of assumptions and estimates that, while presented with numerical specificity, will be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which will be beyond our control, and will also be based upon specific assumptions with respect to future business decisions, some of which will change. We typically state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we may release such information is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts, if any.
Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we may provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we may provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in connection with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under Item 1A. Risk Factors in this Annual Report on Form 10-K could result in our actual operating results being different from information we provide regarding our financial outlook, and those differences might be adverse and material.
Risks Related to Our Indebtedness
We have substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.
We entered into a credit agreement in July 2021 and, as of December 31, 2021, our total indebtedness outstanding under the credit agreement, net of debt issuance costs, was $338.9 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
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
Risks Related to Our Intellectual Property
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
As of December 31, 2021, we had six issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our solutions, our proprietary data or the data of our MSP partners or their SME customers, and ultimately on our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once an MSP partner has updated the impacted product with the latest release, and MSP partners that do not install and run the remediated versions of our products, and their SME customers, may remain vulnerable to attack.
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as personal information related to current or former employees and MSP partners, may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including, loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future, and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the solutions that we deliver to our MSP partners may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives, including costs that we are incurring as part of developing our own security infrastructure in connection with the Separation and Distribution.
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
As a result of the Cyber Incident, we are faced with significant risks. As a part of SolarWinds and our prior branding as “SolarWinds MSP,” the Cyber Incident has harmed, and may continue to harm, our reputation, our MSP partner and employee relations and our operations and business as a result of both the impact it has had on our relationships with existing and prospective customers and the significant time and resources that our personnel have had and may have to devote to investigating and responding to the Cyber Incident. Customers have and may in the future defer purchasing or choose to cancel or not renew their agreements or subscriptions with us as a result of the Cyber Incident. We have expended significant costs and expenses related to the Cyber Incident including in connection with investigations, our remediation efforts, our compliance with applicable laws and regulations in connection with the threat actor’s access to and exfiltration of information related to our current or former employees and MSP partners, and our measures to address the damage to our reputation and MSP partner and employee relations. We are also expending additional costs in connection with our ongoing cybersecurity-related initiatives. If we are unable to maintain the trust of our current and prospective MSP partners and their SME customers, negative publicity continues and/or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition will be negatively affected.
SolarWinds has confirmed to us that it has concluded its internal investigations relating to the Cyber Incident. While SolarWinds does not know precisely when or how the threat actor first gained access to its environment, its investigations uncovered evidence that the threat actor compromised credentials and conducted research and surveillance in furtherance of its objectives through persistent access to its software development environment and internal systems, including its Office 365 environment, for at least nine months prior to initiating the test run in October 2019. During this entire period, we were a part of the SolarWinds’ shared environment and the threat actor had persistent access to our systems and Office 365 environment. SolarWinds also has found evidence that causes us to believe that the threat actor exfiltrated certain information as part of its research and surveillance. The threat actor created and moved files that we believe contained source code for our products, although we are unable to determine the actual contents of those files. The threat actor also created and moved additional files, including files that may have contained data about our MSP partners and files that may have contained data relating to trial and product activation of our N-central On Demand solution. We do not believe that any information of the customers of our MSP Partners would have been included in the files that were created by the threat actor. Although we are unable to determine the actual contents of these files, with respect to the files that may have contained data about our MSP partners, we believe the information included in such files would not have contained highly sensitive personal information, such as credit card, social security, passport or bank account numbers, but could have contained other information such as MSP partner IDs, business email addresses and encrypted MSP partner portal login credentials. With respect to the files that may have contained data relating to trial and product activation of our N-central On Demand solutions, although we are unable to determine the actual content of such files, the information included in such files could have contained MSP partner user names and N-central On Demand initial passwords generated by N-able. The threat actor also moved files to a jump server, which SolarWinds believes was intended to facilitate exfiltration of the files out of the shared environment. Investigations to date have also revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds has notified us that it has identified all personal information contained in the emails of these accounts, and has informed us that it has provided notices to any impacted individuals and other parties as required.
The discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the activities of the threat actor within the shared SolarWinds environment and the related impact on any of our systems, solutions, current or former employees and MSP partners, could increase our costs and liabilities related to the Cyber Incident and expose us to claims, investigations by U.S. federal and state and foreign governmental officials and agencies, civil and criminal litigation, including securities class action and other lawsuits, and other liability, resulting in material remedial and other expenses which may not be covered by insurance, including fines and further damage to our business, reputation, intellectual property, results of operations and financial condition. Although, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur, any such claims, investigations or lawsuits may result in the incurrence of significant external and internal legal and advisory costs and expenses and reputational damage to our business, as well as the diversion of management’s attention from the operation of our business and a negative impact on our employee morale. We also may not have sufficient insurance coverage for any claims or expenses to the extent that certain costs are not covered under SolarWinds’ insurance coverage or the terms of the Separation and Distribution Agreement indemnification.
The Cyber Incident also may embolden other threat actors to target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have and expect to continue to deploy significant resources as part of our security infrastructure, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the solutions that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective MSP partners as sufficient to address the harm caused by the Cyber Incident.

Risks Related to Accounting and Taxation
Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Any failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. While we had been adhering to these laws and regulations as a subsidiary of SolarWinds, we will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company.
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
The current U.S. presidential administration could enact changes in tax laws that could negatively impact our effective tax rate. President Biden has provided some informal guidance on what tax law changes he would support. Among other things, his proposals would raise the rate on both domestic income (from 21% to 28%) and foreign income and impose a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact to our cash tax liability and effective tax rate.
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
Many of the governments of countries in which we have research and development personnel provide us with certain tax benefits related to the employment of such personnel and the activities that they perform. In Belarus, for example, our local subsidiary along with other member technology companies of High-Technologies Park have a full exemption from Belarus income tax and value added tax until 2049 and are taxed at reduced rates on a variety of other taxes. We have similar arrangements with our subsidiaries in the United Kingdom and Romania. If these tax benefits are changed, terminated, not extended or comparable new tax incentives are not introduced, we expect that our effective income tax rate and/or our operating expenses could increase significantly, which could materially adversely affect our financial condition and results of operations.
Risks Related to Governmental Regulation
We are subject to various global data privacy and security regulations, which could result in additional costs and liabilities to us.
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SME data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and are expected to result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state breach notification laws. In connection with the Cyber Incident, SolarWinds’ investigations have revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds has informed us that it has notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any party whose information was compromised, which could further harm our reputation and business. Other states and countries have enacted different requirements for protecting personal data collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our MSP partners, including, but not limited to, the European Union’s General Data Protection Regulation, which came into force in May 2018 and created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. In addition, on July 16, 2020, the Court of Justice of the European Union, Europe’s highest court, held in the Schrems II case that the E.U.-U.S. Privacy Shield, a mechanism for the transfer of personal data from the European Union to the United States, was invalid, and imposed additional obligations in connection with the use of standard contractual clauses approved by the European Commission. We continue to assess the impact of this decision on the ability to lawfully transfer personal data from the European Union to the United States, monitor relevant guidance, and refine our processes accordingly. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners, and their SME customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by our MSP partners, their SME customers, and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing MSP partners and their SME customers and prospective MSP partners and their SME customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it alleged or found that we did not take adequate measures to assure the confidentiality of the personal data that our MSP partners had given to us. This could result in a loss of MSP partners and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
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
Certain of our solutions are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations and economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. These regulations may limit the export of our solutions and provision of our services outside of the United States, or may require export authorizations, including by license, a license exception or other appropriate government authorizations, including annual or semi-annual reporting and the filing of an encryption registration. Export control and economic sanctions laws may also include prohibitions on the sale or supply of certain of our solutions to embargoed or sanctioned countries, regions, governments, persons and entities. In addition, various countries regulate the importation of certain solutions, through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solutions. The exportation, re-exportation and importation of our solutions and the provision of services, including by our partners, must comply with these laws or else we may be adversely affected, through reputational harm, government investigations, penalties, and a curtailment or denial of our ability to export our solutions or provide services. Complying with export control and sanctions laws may be time consuming and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us. Changes in export or import laws or corresponding sanctions may delay the introduction and sale of our solutions in international markets, or, in some cases, prevent the export or import of our solutions to certain countries, regions, governments, persons or entities altogether, which could adversely affect our business, financial condition and results of operations.
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

Risks Related to the Separation and Distribution
The Separation and Distribution may not achieve some or all of the anticipated benefits, which may disrupt or adversely affect our business, results of operations and financial condition.
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
The terms of the agreements that we entered into with SolarWinds in connection with the Separation and Distribution, including the Separation and Distribution Agreement, may limit our ability to take certain actions, which could impair our ability to grow. To preserve the tax-free treatment of the Separation and Distribution, we agreed in the tax matters agreement to restrictions, including restrictions that would be effective during the period following the distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “—We may not be able to engage in desirable strategic or capital-raising transactions following the distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.
We could incur significant liability if the Separation and Distribution is determined to be a taxable transaction, and, in certain circumstances, we could be required to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
SolarWinds has received opinions of tax counsel and tax advisors regarding qualification of the Separation and Distribution, together with certain related transactions, as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and/or 355 of the Code. The opinions of tax counsel and tax advisors are based upon and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of SolarWinds and us, including those relating to the past and future conduct of SolarWinds and us. If any of these representations, statements or undertakings are, or become, incomplete or inaccurate, or if we or SolarWinds breach any of the respective covenants in any of the Separation and Distribution-related agreements, the opinions of tax counsel and tax advisors could be invalid and the conclusions reached therein could be jeopardized.
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
We agreed in the tax matters agreement to indemnify SolarWinds for any taxes (and any related costs and other damages) resulting from the Separation and Distribution, and certain other related transactions, to the extent such amounts were to result from (i) an acquisition after the distribution of all or a portion of our equity securities, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by us or (iii) any of the representations or undertakings contained in any of the Separation and Distribution-related agreements or in the documents relating to the opinion of tax counsel and tax advisors being incorrect or violated. Any such indemnity obligations could be material and could materially affect our business and financial statements.
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
The historical financial information we have included in this Annual Report on Form 10-K for periods prior to the Separation and Distribution does not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone entity during the historical periods presented, or what our financial condition, results of operations or cash flows will be in the future as an independent entity.
We derived portions of the historical financial information included in this Annual Report on Form 10-K from SolarWinds’ Consolidated Financial Statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:
•Prior to the Separation and Distribution, we operated as part of SolarWinds’ broader organization, and SolarWinds performed various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from SolarWinds for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly traded company.
•We entered into transactions with SolarWinds that did not exist prior to the Separation and Distribution, such as SolarWinds’ provision of transition and other services, and undertake indemnification obligations, which have caused us to incur new costs.
•Our historical financial information does not reflect changes that we expect to experience in the future as a result of the Separation and Distribution, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of SolarWinds, we benefited from SolarWinds’ operating diversity, size, purchasing power, borrowing leverage and available capital for investments that will no longer be accessible after the Separation and Distribution. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of SolarWinds prior to the Separation and Distribution, and our results of operations may be adversely affected. In addition, our historical financial data do not include an allocation of interest expense comparable to the interest expenses we will incur as a result of the Separation and Distribution and related transactions, including interest expenses in connection with our senior secured credit facility.
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
We have appointed our senior management team, including our first chief executive officer and chief financial officer. Our future success will partly depend upon our first senior management team’s and other key employees’ effective implementation of our business strategies. Our management team may require additional transition time to fully understand all aspects of running our business separate from SolarWinds, and the challenges of running a public company. The transition may be disruptive to, or cause uncertainty in, our business and strategic direction. If we have failures in any aspects of this transition, or the strategies implemented by our management team are not successful, our business could be harmed.
The assets and resources that we acquired from SolarWinds in the Separation and Distribution may not be sufficient for us to operate as a stand-alone company, and we may experience difficulty in separating our assets and resources from SolarWinds.
Because we had not operated as an independent company prior to the Separation and Distribution, we have needed to acquire assets in addition to those contributed by SolarWinds and its subsidiaries to us and our subsidiaries in connection with the Separation and Distribution. We may also face difficulty in integrating newly acquired assets into our business. Our business, financial condition and results of operations could be harmed if we fail to acquire assets that prove to be important to our operations or if we incur unexpected costs in integrating newly acquired assets.
The services that SolarWinds provides to us may not be sufficient to meet our needs, which may result in increased costs and otherwise adversely affect our business.
Pursuant to the transition services agreement, SolarWinds continues to provide us with corporate and shared services for a transitional period related to corporate functions, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the transition services agreement between us and SolarWinds. SolarWinds is not obligated to provide these services in a manner that differs from the nature of the services provided to the N-able business during the 12-month period prior to the Separation and Distribution, and thus we may not be able to modify these services in a manner desirable to us as a stand-alone public company. Further, if we no longer receive these services from SolarWinds due to the termination of the transition services agreement or otherwise, we may not be able to perform these services ourselves and/or find appropriate third party arrangements at a reasonable cost (and any such costs may be higher than those charged by SolarWinds).
Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our shared services and other intercompany agreements with SolarWinds.
As a former business unit of SolarWinds, we relied on administrative and other resources of SolarWinds, including information technology, accounting, finance, human resources and legal services, to operate our business. In connection with the Separation and Distribution, we entered into various service agreements to retain the ability for specified periods to use these SolarWinds resources, and continue to rely on SolarWinds for certain engineering, marketing, audit and travel support services. These services may not be provided at the same level as when we were a business unit within SolarWinds, and we may not be able to obtain the same benefits that we received prior to the Separation and Distribution. These services may not be sufficient to meet our needs, and after our agreements with SolarWinds expire (which will generally occur at the end of 2022), we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with SolarWinds. We will need to create our own administrative and other support systems or contract with third parties to replace these SolarWinds’ services. In addition, we have received informal support from SolarWinds, which may not be addressed in the agreements we have entered into with SolarWinds, and the level of this informal support may diminish as we become a more independent company. Any failure or significant downtime in our own administrative systems or in SolarWinds’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.
After the Separation and Distribution, we are a smaller company relative to SolarWinds, which could result in increased costs because of a decrease in our purchasing power. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new MSP partners.
Prior to the Separation and Distribution, we were able to take advantage of SolarWinds’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit and other professional services. We are a smaller company than SolarWinds, and we cannot assure that we will have access to financial and other resources comparable to those available to us prior to the Separation and Distribution. As a stand-alone company, we may be unable to obtain office space, goods, technology and services at prices or on terms as favorable as those available to us prior to the Separation and Distribution, which could increase our costs and reduce our profitability.
SolarWinds has agreed to indemnify us, and we have agreed to indemnify SolarWinds, for certain liabilities. Claims for indemnification by SolarWinds, or a failure by SolarWinds to provide sufficient indemnification to us, could negatively impact our business, results of operations and financial position.
Pursuant to the Separation and Distribution Agreement and certain other agreements with SolarWinds, SolarWinds has agreed to indemnify us, and we have agreed to indemnify SolarWinds, for certain liabilities. Claims for indemnification by SolarWinds could have negative consequences for our financial position. In addition, third parties could also seek to hold us responsible for any of the liabilities that SolarWinds has agreed to retain, and we cannot assure that an indemnity from SolarWinds will be sufficient to protect us against the full amount of such liabilities, or that SolarWinds will be able to fully satisfy its indemnification obligations in the future. Even if we ultimately succeed in recovering from SolarWinds any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could materially adversely affect our business, results of operations and financial condition.
Certain contracts used in our business have needed to be replaced, or assigned from SolarWinds or its affiliates to N‑able, in connection with the Separation and Distribution, and failure to renew such replacement contracts on as favorable terms could increase N-able’s expenses or otherwise adversely affect our results of operations.
The Separation and Distribution required us to replace shared contracts and, with respect to certain contracts that are to be assigned from SolarWinds or its affiliates to us or our affiliates. In some cases we may have received terms based on the previous contract between such party and SolarWinds and, when it comes time to renew such contracts, such parties may seek more favorable contractual terms from N-able. If we are unable to renew such contracts on similar or more favorable terms, it could increase our expenses or otherwise materially adversely affect our business, results of operations and financial condition.
Some of our directors and executive officers own SolarWinds common stock, restricted shares of SolarWinds common stock or options to acquire SolarWinds common stock and hold positions with SolarWinds, which could cause conflicts of interest, or the appearance of conflicts of interest, that result in our not acting on opportunities we otherwise may have.
Some of our directors and executive officers own SolarWinds common stock, restricted shares of SolarWinds stock or options to purchase SolarWinds common stock. Ownership of SolarWinds common stock, restricted shares of SolarWinds common stock and options to purchase SolarWinds common stock by our directors and executive officers after the Separation and Distribution and the presence of executive officers or directors of SolarWinds on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and SolarWinds that could have different implications for SolarWinds than they do for us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between SolarWinds and us regarding terms of the agreements governing the Separation and Distribution and the relationship between SolarWinds and us thereafter, including the Separation and Distribution Agreement, the employee matters agreement, the tax matters agreement or the transition services agreement. Potential conflicts of interest could also arise if we enter into commercial arrangements with SolarWinds in the future. As a result of these actual or apparent conflicts of interest, we may be precluded from pursuing certain growth initiatives.
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
As a public company, we are required to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of the NYSE, with which we were not required to comply as a business unit of SolarWinds. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our costs and expenses. We have had to, and will need to continue to:
•institute and maintain a more comprehensive compliance function;
•comply with rules promulgated by the NYSE;

•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•establish new internal policies, such as those relating to insider trading; and
•involve and retain to a greater degree outside counsel and accountants in the above activities.
Furthermore, while we generally must comply with Section 404 of the Sarbanes-Oxley Act for the year ending December 31, 2022, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until our first annual report subsequent to our ceasing to be an emerging growth company. Accordingly, we may not be required to have our independent registered public accounting firm attest to the effectiveness of our internal controls until as late as our annual report for the year ending December 31, 2026. Once it is required to do so, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
The trading price of our common stock has been and could continue to be volatile, which could cause the value of your investment to decline.
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has fluctuated, and may continue to fluctuate, substantially. The market price of our common stock may be higher or lower than the price you pay for our common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
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
Sales of a substantial number of shares of our common stock in the public market after the Separation and Distribution, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2021, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock. We granted registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market. In addition, in connection with the private placement completed just prior to the Separation and Distribution, we granted registration rights to the Investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement and filed a registration statement on Form S-1 registering the resale of such shares, which was declared effective by the SEC on September 7, 2021. Once registered, such shares were freely tradable in the public market to the extent sold pursuant to the registration statement.
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

•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws;
•after the Sponsors no longer continue to beneficially own, in the aggregate, at least 40% of the outstanding shares of our common stock, to amend the provisions of our restated charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws, the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, is required, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
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
The Sponsors have a controlling influence over matters requiring stockholder approval.
As of December 31, 2021, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock, representing approximately 62.3% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our restated charter and restated bylaws, which govern the rights attached to our common stock.
Additionally, for so long as the Sponsors beneficially own, in the aggregate, 40% or more of our outstanding shares of common stock, the Sponsors will have the right to designate a majority of our board of directors. For so long as the Sponsors have the right to designate a majority of our board of directors, the directors designated by the Sponsors are generally expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is generally expected to be a director serving on such committee who is designated by the Sponsors. Notwithstanding this, directors designated by the Sponsors do not comprise a majority of our cybersecurity committee and the chair of such committee is not a director designated by the Sponsors. While we believe our committee membership already complies with all applicable requirements of the NYSE corporate governance standards and a majority of our board of directors are “independent directors,” as defined under the rules of the NYSE, as soon as we are no longer a “controlled company” under the NYSE corporate governance standards, we will be required to adhere to such standards, subject to any phase-in provisions.

This concentration of ownership of our common stock could delay or prevent proxy contests, mergers, tender offers, open-market purchase programs or other purchases of our common stock that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. This concentration of ownership may also adversely affect our share price.
Certain of our directors have relationships with the Sponsors, which may cause conflicts of interest with respect to our business.
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
At the completion of the Separation and Distribution, three members of our board of directors, Messrs. Bock, Hoffmann and Widmann, continued to serve as directors on the SolarWinds board of directors. Mr. Bingle was previously a director of SolarWinds but did not stand for reelection to the SolarWinds board of directors at the SolarWinds 2021 Annual Meeting of Stockholders. Further, the interests of SolarWinds and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
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
We are a controlled company within the meaning of the NYSE rules and, as a result, qualify for and may rely on exemptions from certain corporate governance requirements.
As of December 31, 2021, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Calgary, Canada; Coimbra, Portugal; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; and Vienna, Austria. Our leases are all classified as operating and generally have remaining terms of less than one year to 10.4 years.
We believe the facilities that we are leasing are adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, would have a material adverse effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol "NABL" since July 20, 2021. Prior to that date, there was no public trading market for our common stock. Our initial public offering, or IPO, was priced at $16.00 per share on July 19, 2021.
On February 28, 2022, the last reported sales price of our common stock on the NYSE was $11.57 per share and, as of February 28, 2022 there were 67 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. Neither Delaware law nor our restated charter requires our board of directors to declare dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our common stock in the foreseeable future. Any future determination to declare cash dividends on our common stock will be made at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, our credit facilities place restrictions on our ability to pay cash dividends.
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between July 20, 2021 (our first day as a publicly traded company) and December 31, 2021, with the cumulative total return of (i) the S&P 500 Index and (ii) the S&P 500 Software & Services Index. This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on July 20, 2021), the S&P 500 Index and the S&P 500 Software & Services Index on June 30, 2021, and assumes dividends, if any, are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Issuer Purchases of Securities
During the fourth quarter of the fiscal year covered by this report, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1 - 31, 2021	—	$—	—	$—
November 1 - 30, 2021	17,562	$0.00	—	—
December 1 - 31, 2021	—	$—	—	—
Total	17,562		—
________________
(1)All repurchases relate to employee held restricted stock that is subject to vesting. Unvested shares are subject to a right of repurchase by us in the event the employee stockholder ceases to be employed or engaged (as applicable) by us prior to vesting. All shares in the above table were shares repurchased as a result of us exercising this right and not pursuant to a publicly announced plan or program.

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the sections entitled “Safe Harbor Cautionary Statement” and "Risk Factors" above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
Overview
N-able, Inc., a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based software solutions for managed service providers ("MSPs"), enabling them to support digital transformation and growth for small and medium-sized enterprises ("SMEs"), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
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
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 through December 31, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. The financial information included herein should be read in conjunction with the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement"). See Note 2. Summary of Significant Accounting Policies and Note 11. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details.
Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business is uncertain. Prior to the Separation and Distribution, SolarWinds, of which we were a part, initially responded to the COVID-19 pandemic by executing its business continuity plan and transitioning nearly all of its workforce to a remote work environment to prioritize the safety of its personnel. We have maintained a similar plan following the Separation and Distribution, and substantially all of our workforce is still working remotely and, to date, we have not incurred significant disruptions to our business operations as a result of this transition.
We believe that the COVID-19 pandemic creates both opportunities and challenges for our business. As a result of the pandemic, we have seen an acceleration of digital transformation efforts among SMEs with increased demand for secure, modern remote work environments. We believe this will support long-term demand for services offered by our MSP partners. The pandemic also has resulted in significant volatility, uncertainty and disruption in the global economy, in particular for SMEs. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the fourth quarter of 2021, we began to see improvement in our business, primarily as a result of better stability in our MSP partner base, expansion with certain existing MSP partners and the addition of new MSP partners.
We are unable to predict the long-term impact that the pandemic may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities around the world in response to the pandemic, the impacts on the businesses of our MSP partners and their customers and other factors identified in the section entitled Item 1A. Risk Factors in this Annual Report on Form 10-K. We will continue to evaluate the nature and extent of the impacts of the COVID-19 pandemic on our business, results of operations and financial condition.
SolarWinds Cyber Incident
As previously disclosed, SolarWinds was the victim of a cyberattack on its Orion Software Platform and internal systems, or the Cyber Incident. SolarWinds has confirmed to us that it has concluded its internal investigations related to the Cyber Incident. SolarWinds has not identified Sunburst in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions. SolarWinds, together with its partners, have undertaken extensive measures to investigate, contain, eradicate, and remediate the Cyber Incident. As SolarWinds previously disclosed in its investigatory updates, it has substantially completed this process and believes the threat actor is no longer active in its environments.
In response to the Cyber Incident and in connection with the Separation and Distribution, we are working to further enhance security, monitoring and authentication of our solutions. Specifically, we have implemented in-product security enhancements to the N-able portfolio of products, including, multi-factor authentication, unified single sign-on services, and secure secret vaults. We have also introduced new identity and access controls, scanning and remediation technologies and standards and monitoring tooling across our enterprise IT and production environments. We expect to incur additional expenses in future periods related to continued enhancements to our security measures across our solutions.
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of December 31, 2021. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through fiscal 2021, we believe that the adverse impacts of the Cyber Incident on our financial results will diminish over time in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.

Results of Operations
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 through December 31, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. Through the Separation and Distribution date of July 19, 2021, we operated as a part of SolarWinds. Therefore, stand-alone financial statements were not historically prepared for us. The accompanying historical Consolidated Financial Statements have been prepared from SolarWinds’ historical accounting records and are presented on a stand-alone basis as if our business’ operations had been conducted independently from SolarWinds. The Consolidated Financial Statements present our historical results of operations in accordance with GAAP.
Prior to the Separation and Distribution, N-able comprised certain stand-alone legal entities for which discrete financial information was available. As SolarWinds recorded transactions at the legal entity level, for the legal entities which were shared between the N-able business and other SolarWinds operations for which discrete financial information was not available, allocation methodologies were applied to certain accounts to allocate amounts to us as discussed in Note 1. Organization and Nature of Operations in the Notes to Consolidated Financial Statements.
The Consolidated Statements of Operations include all revenue and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to our business based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount where appropriate. These allocations are primarily reflected within operating expenses in our Consolidated Statements of Operations. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a stand-alone company during the periods prior to the Separation and Distribution or of the costs we will incur in the future. See Note 11. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details of the allocated costs.
Fourth Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $89.5 million and $79.9 million for the three months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, we had approximately 25,000 customers. Additionally, as of December 31, 2021, we had 1,678 MSP partners with ARR over $50,000 on our platform, up from 1,473 as of December 31, 2020, representing an increase of 14%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 42% of our total ARR as of December 31, 2020 to approximately 47% of our total ARR as of December 31, 2021. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended December 31, 2021 was $2.1 million compared to a net loss of $(9.9) million for the three months ended December 31, 2020. The increase in net income for the three months ended December 31, 2021 was primarily due to an increase in revenue and a decrease in both the cost of amortization of acquired technologies and interest expense. Our Adjusted EBITDA, calculated as net income of $2.1 million and net loss of $(9.9) million for the three months ended December 31, 2021 and 2020, respectively, excluding amortization of acquired intangible assets and developed technology of $3.1 million and $12.3 million, respectively, depreciation expense of $5.6 million and $2.4 million, respectively, income tax expense of $1.9 million and $3.5 million, respectively, interest expense, net of $4.8 million and $6.7 million, respectively, unrealized foreign currency losses of $0.2 million and $0.3 million, respectively, acquisition related costs of zero and $0.1 million, respectively, spin-off costs of $1.1 million and $6.0 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $8.7 million and $9.3 million, respectively, and restructuring costs and other of $0.3 million and less than $0.1 million, respectively, was $27.8 million and $30.6 million for the three months ended December 31, 2021 and 2020, respectively.

Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended December 31, 2021 and 2020, cash flows from operations were $19.2 million and $16.2 million, respectively. The increase in cash provided by operating activities for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 was primarily due to an increase in net income of $12.0 million, partially offset by a decrease in the net cash provided by our operating assets and liabilities of $9.0 million due to the timing of sales, cash payments and receipts. Our cash flows from operations were reduced by cash payments for interest of $2.6 million and $9.8 million for the three months ended December 31, 2021 and 2020, respectively, and cash payments for income taxes of $4.0 million and $2.7 million for the three months ended December 31, 2021 and 2020, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated Financial Statements. The total number of employees fully dedicated to our business was 1,399 and 1,177 as of December 31, 2021 and December 31, 2020, respectively. Our stock-based compensation expense increased during the year ended December 31, 2021 as compared to the prior fiscal year primarily due to the impact of both the conversion of existing unvested and unexercised equity awards in connection with the Separation and Distribution and new equity awards granted to employees during the six months ended December 31, 2021. Our travel costs declined in fiscal year 2020 and remained at a decreased level during the year ended December 31, 2021 due to COVID-19.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design. We expect to continue to grow our sales and marketing organization domestically and internationally to drive new MSP partner adds, expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
•Research and Development. Research and development expenses primarily consist of related personnel costs. We expect to continue to grow our research and development organization domestically and internationally and also to incur additional expenses associated with our enhancements of security, monitoring and authentication of our solutions.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect our general and administrative expense to increase primarily as a result of the increased costs associated with being a stand-alone public company and costs associated with the Separation and Distribution.
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and our acquisitions.
Other Expense
Other expense primarily consists of interest expense related to our related party debt and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts.
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
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$336,845	97.2%	$292,027	96.4%	$44,818
Other revenue	9,611	2.8	10,844	3.6	(1,233)
Total subscription and other revenue	$346,456	100.0%	$302,871	100.0%	$43,585
Total revenue increased $43.6 million or 14.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by our security and data protection solutions. We base revenue by geography on the shipping address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 46.4% and 47.8% of total revenue for the year ended December 31, 2021 and 2020, respectively. Revenue from the United Kingdom was approximately 11.1% and 10.4% of total revenue for the year ended December 31, 2021 and 2020, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $44.8 million, or 15.3%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 109% for the year ended December 31, 2021 and 2020, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $(1.2) million, or (11.4)%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to decreases in sales of our perpetual licenses, and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$46,677	13.5%	$38,916	12.8%	$7,761
Amortization of acquired technologies	5,755	1.7	24,257	8.0	(18,502)
Total cost of revenue	$52,432	15.2%	$63,173	20.8%	$(10,741)
Total cost of revenue decreased in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease of $18.5 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016, partially offset by an increase in royalties and public cloud infrastructure and hosting fees of $4.7 million, an increase of $2.1 million in depreciation and other amortization, and an increase in personnel costs of $0.6 million, which includes an increase in stock-based compensation expense of $0.3 million.
Operating Expenses

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$112,678	32.5%	$82,034	27.1%	$30,644
Research and development	53,959	15.6	42,719	14.1	11,240
General and administrative	80,575	23.3	57,331	18.9	23,244
Amortization of acquired intangibles	13,482	3.9	23,848	7.9	(10,366)
Total operating expenses	$260,694	75.3%	$205,932	68.0%	$54,762
Sales and Marketing. Sales and marketing expenses increased $30.6 million, or 37.4%, primarily due to an increase in personnel costs of $14.6 million, which includes an increase in stock-based compensation expense of $4.4 million, an increase in allocated costs of $6.8 million, an increase in advertising expense of $4.6 million, an increase in marketing program costs of $1.3 million, an increase in contract services costs of $0.9 million, and an increase in costs associated with the Separation and Distribution of $0.5 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $11.2 million, or 26.3%, primarily due to an increase in personnel costs of $6.6 million, which includes an increase in stock-based compensation expense of $1.5 million, an increase in contract services costs of $3.5 million, and an increase of $0.6 million of costs associated with the Separation and Distribution. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses increased $23.2 million, or 40.5%, primarily due to an increase of $11.1 million in costs associated with the Separation and Distribution, a $9.4 million increase in personnel costs, which includes an increase in stock-based compensation expense of $2.2 million, and an increase of $2.5 million in contract services costs. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $(10.4) million, or (43.5)%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(20,472)	(5.9)%	$(28,137)	(9.3)%	$7,665
Interest expense, net decreased by $7.7 million, or (27.2)%, in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 11. Relationship with Parent and Related Entities and Note 7. Debt in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
Other Expense, Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(1,266)	(0.4)%	$(773)	(0.3)%	$(493)
Other expense, net increased by $(0.5) million in the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period, partially offset by $0.7 million of other income related to the settlement of a sublease agreement with SolarWinds.
Income Tax Expense

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$11,592	3.3%	$4,856	1.6%	$6,736
Income tax expense	11,479	3.3	12,014	4.0	(535)
Effective tax rate	99.0%		247.4%		(148.4)%
Our income tax expense for the year ended December 31, 2021 decreased by $(0.5) million as compared to the year ended December 31, 2020. The effective tax rate decreased to 99.0% for the year ended December 31, 2021 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution. For additional discussion about our income taxes, see Note 12. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$292,027	96.4%	$251,695	95.5%	$40,332
Other revenue	10,844	3.6	11,823	4.5	(979)
Total subscription and other revenue	$302,871	100.0%	$263,518	100.0%	$39,353
Total revenue increased $39.4 million, or 14.9%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, driven by our security and data protection solutions. We base revenue by geography on the shipping address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 47.8% and 47.7% of total revenue for the year ended December 31, 2020 and 2019, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.8% of total revenue for the year ended December 31, 2020 and 2019, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $40.3 million, or 16.0%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. Our increase in subscription revenue was driven primarily by an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 109% and 108% for the year ended December 31, 2020 and 2019, respectively, and was driven primarily by strong customer retention and expansion in our MSP products.
Other Revenue. Other revenue decreased $(1.0) million, or (8.3)%, for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to decreases in sales of our perpetual licenses and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$38,916	12.8%	$33,253	12.6%	$5,663
Amortization of acquired technologies	24,257	8.0	24,067	9.1	190
Total cost of revenue	$63,173	20.8%	$57,320	21.8%	$5,853
Total cost of revenue increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to an increase in public cloud infrastructure and hosting fees of $3.3 million, depreciation of servers for cloud infrastructure and other amortization of $1.5 million and personnel costs to support new MSP partners and additional solution offerings of $1.1 million, which includes a $0.2 million increase in stock-based compensation.

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$82,034	27.1%	$70,254	26.7%	$11,780
Research and development	42,719	14.1	37,172	14.1	5,547
General and administrative	57,331	18.9	38,971	14.8	18,360
Amortization of acquired intangibles	23,848	7.9	23,189	8.8	659
Total operating expenses	$205,932	68.0%	$169,586	64.4%	$36,346
Sales and Marketing. Sales and marketing expenses increased $11.8 million, or 16.8%, primarily due to an increase in personnel costs of $7.3 million, which includes an increase of $2.1 million in stock-based compensation expense, an increase in marketing program costs of $4.5 million, and a $0.7 million increase in costs associated with the Separation and Distribution. These increases were partially offset by a reduction in travel related expenses of $1.4 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $5.5 million, or 14.9%, primarily due to an increase in personnel costs of $5.4 million, which includes an increase of $0.9 million in stock-based compensation expense, and an increase in third-party contractors of $0.9 million. These increases were partially offset by a reduction in travel related expenses of $0.5 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses increased $18.4 million, or 47.1%, primarily due to a $13.3 million increase in personnel costs, which includes a $9.3 million increase in stock-based compensation expense and a $6.6 million increase in costs associated with the Separation and Distribution. These increases were partially offset by a $1.8 million decrease in acquisition related and travel costs. The increase in stock-based compensation expense is primarily related to modifications of performance-based stock awards during the year.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.7 million, or 2.8%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to additional amortization related to acquisitions.
Interest Expense, Net

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(28,137)	(9.3)%	$(33,805)	(12.8)%	$5,668
Interest expense, net decreased by $5.7 million, or (16.8)%, for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 11. Relationship with Parent and Related Entities and Note 7. Debt in the Notes to Consolidated Financial Statements for further details regarding our related party debt.
Other (Expense) Income, Net

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(773)	(0.3)%	$386	0.1%	$(1,159)
Other (expense) income, net decreased by $(1.2) million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.

Income Tax Expense

	Year Ended December 31,
	2020		2019
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$4,856	1.6%	$3,193	1.2%	$1,663
Income tax expense	12,014	4.0	5,705	2.2	6,309
Effective tax rate	247.4%		178.7%		68.7%
Our income tax expense for the year ended December 31, 2020 increased by $6.3 million as compared to the year ended December 31, 2019. The effective tax rate increased to 247.4% for the period primarily due to an increase in income before income taxes and due to the valuation allowance recognized on the deferred tax assets in the U.S. For additional discussion about our income taxes, see Note 12. Income Taxes in the Notes to Consolidated Financial Statements.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, acquisition related adjustments, spin-off costs related to associated with the Separation and Distribution, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangible assets, acquisition related costs, spin-off costs and restructuring costs and other. Management believes these measures are useful for the following reasons:
•Stock-Based Compensation Expense and Related Employer-Paid Payroll Taxes. We provide non-GAAP information that excludes expenses related to stock-based compensation and related employer-paid payroll taxes associated with our employees’ participation in N-able's stock-based incentive compensation plans. We believe that the exclusion of stock-based compensation expense provides for a better comparison of our operating results to prior periods and to our peer companies as the calculations of stock-based compensation vary from period to period and company to company due to different valuation methodologies, subjective assumptions and the variety of award types. Employer-paid payroll taxes on stock-based compensation is dependent on our stock price and the timing of the taxable events related to the equity awards, over which our management has little control, and does not necessarily correlate to the core operation of our business. Because of these unique characteristics of stock-based compensation and related employer-paid payroll taxes, management excludes these expenses when analyzing the organization’s business performance.
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
•Spin-off Costs. We exclude certain expense items resulting from the spin-off into a newly created and separately traded public company. These costs include legal, accounting and advisory fees, system implementation costs and other incremental costs incurred by us related to the Separation and Distribution. The spin-off transaction results in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except margin data)
GAAP operating income	$33,330	$33,766	$36,612
Stock-based compensation expense and related employer-paid payroll taxes	30,092	21,496	9,080
Amortization of acquired technologies	5,755	24,257	24,067
Amortization of acquired intangibles	13,482	23,848	23,189
Acquisition related costs	(87)	175	3,175
Spin-off costs	15,653	7,430	—
Restructuring costs and other	422	309	538
Non-GAAP operating income	$98,647	$111,281	$96,661
GAAP operating margin	9.6%	11.1%	13.9%
Non-GAAP operating margin	28.5%	36.7%	36.7%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangible assets and developed technology, depreciation expense, income tax expense (benefit), interest expense, net, unrealized foreign currency (gains) losses, acquisition related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring and other costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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

	Year Ended December 31,
	2021	2020	2019

	(in thousands, except margin data)
Net income (loss)	$113	$(7,158)	$(2,512)
Amortization	20,384	48,104	47,256
Depreciation	13,385	8,346	6,883
Income tax expense	11,479	12,014	5,705
Interest expense, net	20,472	28,137	33,805
Unrealized foreign currency losses (gains)	1,433	1,707	(601)
Acquisition related costs	(87)	175	3,175
Spin-off costs	15,653	7,430	—
Stock-based compensation expense and related employer-paid payroll taxes	30,092	21,496	9,080
Restructuring costs and other	422	309	538
Adjusted EBITDA	$113,346	$120,560	$103,329
Adjusted EBITDA margin	32.7%	39.8%	39.2%
Liquidity and Capital Resources
Cash and cash equivalents were $66.7 million as of December 31, 2021. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $62.6 million of cash and cash equivalents, of which 69.4%, 12.7% and 11.7% were held in United States Dollars, British Pound Sterling, and Euros, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes. We had total borrowings, net of debt issuance costs of $10.2 million, of $338.9 million as of December 31, 2021. In addition to our total borrowings, we are also committed to cash interest payments of approximately $78.6 million over the term of the Credit Agreement, based upon an interest rate as of December 31, 2021 of 3.50%. See Note 7. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In addition to committed payments related to the Credit Agreement, we are also committed to purchase obligations of $53.0 million through the fiscal year ended December 31, 2026 and remaining operating lease liabilities of $42.7 million through the fiscal year ended December 31, 2032. Purchase obligations represent outstanding purchase orders for items including public cloud infrastructure and hosting fees, royalty fees, marketing activities, software license and support fees, and accounting and legal fees. See Note 5. Leases in the Notes to Consolidated Financial Statements for further details regarding our operating leases.
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
During the year ended December 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes
Related Party Indebtedness
Due to affiliates within long-term liabilities in the Consolidated Balance Sheets represents N-able's related party debt due to SolarWinds Holdings, Inc. of $372.7 million as of December 31, 2020. In connection with the Separation and Distribution, we repaid this related party debt and we had no remaining related party debt due to SolarWinds Holdings, Inc. as of December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $228.5 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of December 31, 2021.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $144.2 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of December 31, 2021.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $13.8 million, $28.1 million, and $34.1 million for the for the year ended December 31, 2021, 2020, and 2019, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
See Note 11. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding our borrowings due to affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$45,341	$85,665
Net cash used in investing activities	(34,833)	(16,140)
Net cash used in financing activities	(42,322)	(10,558)
Effect of exchange rate changes on cash and cash equivalents	(1,240)	1,475
Net (decrease) increase in cash and cash equivalents	$(33,054)	$60,442
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

For the year ended December 31, 2021 as compared to the year ended December 31, 2020, the decrease in cash provided by operating activities was primarily due to a decrease in due to and from affiliates, an increase in prepaid expenses and other assets, an increase in income taxes receivable, a decrease in accrued related party interest payable, a decrease in accounts payable, and an increase in accounts receivable, partially offset by cash provided by an increase in accrued liabilities and other current liabilities. The net cash outflow of $19.9 million and inflow of $16.2 million resulting from the changes in our operating assets and liabilities for the year ended December 31, 2021 and 2020, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts. Cash flows from operations for the year ended December 31, 2021 and 2020 was reduced by $19.0 million and $14.2 million of cash paid for taxes, respectively.
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
Net cash used in investing activities increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increases in capital expenditures and capitalized research and development costs.
Financing Activities
Financing cash flows consist of proceeds from the Credit Agreement, payments for debt issuance costs, proceeds and distributions from the Private Placement, repayments associated with our borrowings due to affiliates, net transfers to and from Parent, payments of tax withholding obligations related to restricted stock, and the exercise of stock options.
Net cash used in financing activities increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to an increase in repayments of borrowings due to affiliates, an increase in net transfers to Parent, payments for debt issuance costs, payments of tax withholding obligations related to restricted stock, and repayments of borrowings from the Credit Agreement, partially offset by proceeds from the Credit Agreement. Net transfers to Parent include the total net effect of the settlement of any transactions which have been included in our Consolidated Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 11. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding the Parent company net investment.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements are prepared in conformity with GAAP and require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and such estimates may change if the underlying conditions or assumptions change. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected, perhaps materially.
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
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.
Acquisitions
We allocate the purchase prices of our acquired businesses to the assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third-party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. The valuation estimates and assumptions are based on historical experience and information obtained from management, and also include, but are not limited to, future expected cash flows earned from the intangible asset and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill
Our goodwill was derived from the take private transaction of SolarWinds in February 2016 and acquisitions in May 2016, August 2017, July 2018, and April 2019 where the purchase price exceeded the fair value of the net identifiable assets acquired. The N-able legal entities were managed as a single reporting unit of the Parent prior to the Separation and Distribution and N-able continues to be managed as a single reporting unit following the Separation and Distribution. Goodwill is tested for impairment at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test which considers the fair value of the reporting unit compared with the carrying value on the date of the test. Qualitative factors include industry and market considerations, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and other relevant events and circumstances affecting the reporting unit.
On October 1, 2021, we performed the annual qualitative assessment for our reporting unit. For the annual impairment analysis, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2021, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit as of the annual impairment analysis date. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value and therefore performing the next step of impairment test was unnecessary.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the qualitative goodwill impairment test will prove to be an accurate prediction of future results. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Identifiable Intangible Assets
We evaluate long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment or our finite-lived intangibles and other assets, that revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Revenue Recognition
We primarily generate revenue from the sale of subscriptions to our SaaS solutions and subscription-based term licenses and, to a lesser extent, from the sale of maintenance services associated with our perpetual licenses. We recognize revenue when we transfer promised goods or services in amounts that reflect the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the agreement with a customer, (2) identifying the performance obligations in the agreement, (3) determining the transaction price, (4) allocating the transaction price, and (5) recognizing revenue when or as we satisfy a performance obligation, as described below.
We identify performance obligations in an agreement based on the goods and services that will be transferred to the MSP partner that are separately identifiable from other promises in the agreement, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in an agreement requires judgment. Our performance obligations primarily relate to our SaaS solutions, subscription-based term licenses and maintenance support including unspecified upgrades or enhancements to new versions of our solutions.

We allocate the transaction price of the agreement to each distinct performance obligation based on a relative stand-alone selling price basis. Determining stand-alone selling prices for our performance obligations requires judgment and are based on multiple factors primarily including historical selling prices and discounting practices for our solutions and services. We review the stand-alone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. For the years ended December 31, 2020 and 2019, as well as the period ended July 19, 2021, income taxes as presented in the financial statements of N-able attribute current and deferred income taxes of SolarWinds to stand-alone financial statements of N-able in a manner that is systematic, rational and consistent with the asset and liability method prescribed by FASB ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the income tax provisions of N-able for these periods were prepared following the separate return method. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. For the period beginning July 20, 2021, the income tax provision was computed on a post-Separation and Distribution basis following the authoritative guidance reflected in ASC 740.
In calculating our effective tax rate, we make judgments regarding certain tax positions, including the timing and amount of deductions and allocations of income among various tax jurisdictions.
The guidance on accounting for uncertainty in income taxes requires us to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments are reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities. To the extent that the actual results of these matters is different than the amounts recorded, such differences will affect our effective tax rate. We recognize interest expense and penalties on uncertain tax positions as a component of our income tax expense. ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained solely on its technical merits, no benefits of the position are to be recognized in the financial statements. If a tax position meets the more-likely-than-not threshold, it should be measured based on the largest benefit that is more than 50 percent likely to be realized.
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2021 and 2020, we have recorded a valuation allowance of $2.9 million and $18.3 million, respectively, in the U.S. If, based upon the weight of all available evidence, it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the deferred tax assets.
Management’s Assessment of Allocations
For the periods through the Separation and Distribution date of July 19, 2021, N-able operated as a part of SolarWinds. Consequently, stand-alone financial statements were not historically prepared for N-able. The Consolidated Financial Statements have been prepared using the legal entity approach from SolarWinds’ historical Consolidated Financial Statements and accounting records of N-able prior to the Separation and Distribution and are presented on a stand-alone basis as if N-able’s operations had been conducted independently from SolarWinds.
For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to N-able. Expenses relating to these services have been allocated to N-able and are reflected in the Consolidated Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. Management believes the assumptions underlying the Consolidated Financial Statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to, or the benefit received by, us during the periods presented. However, the expenses reflected in the Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N‑able historically operated as a separate, stand-alone entity. Actual costs that would have been incurred if we had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, such as information technology and infrastructure. In addition, the expenses reflected in the Consolidated Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.

Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $66.7 million and $99.8 million as of December 31, 2021 and 2020, respectively. Our cash and cash equivalents consist of bank demand deposits and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $338.9 million as of December 31, 2021. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of December 31, 2021, the annual weighted-average interest rate on borrowings was 3.50%. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.5 million. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding as of December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period.
We had total indebtedness with an outstanding principal balance of $372.7 million as of December 31, 2020, consisting of long-term loans payable due to SolarWinds Holdings, Inc., an affiliate of SolarWinds. Borrowings under our loan agreements of $228.5 million as of December 31, 2020 bear interest at a variable rate equal to an applicable margin plus specified LIBOR-based rates. Borrowings of $144.2 million as of December 31, 2020 under our loan agreements bear interest at a fixed rate. As of December 31, 2020, the annual weighted-average interest rate on borrowings was 7.02%.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of December 31, 2021 and 2020, respectively.
See Note 11. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
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
Our Consolidated Statements of Operations are translated into U.S. dollars at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the U.S. dollar primarily flow through our United Kingdom and European subsidiaries, which have historically had British Pound Sterling and Euro functional currencies, respectively, resulting in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into U.S. dollars for our Consolidated Financial Statements. In connection with the Separation and Distribution, as defined in Note 1. Organization and Nature of Operations in the Notes to Consolidated Financial Statements, our United Kingdom legal entity changed its functional currency from the British Pound Sterling to the US dollar. The impact of this change is reflected in the foreign currency translation adjustment for the period of July 20, 2021 through December 31, 2021.

Our Consolidated Statements of Operations and Balance Sheets accounts are also impacted by the re-measurement of non-functional currency transactions such as cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
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
Emerging Growth Company
We qualify as an emerging growth company, as defined in the JOBS Act. The JOBS Act allows emerging growth companies to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. We intend to utilize these transition periods, which may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-37 hereof.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. Our management has concluded that our Consolidated Financial Statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) because the Company is in a transition period permitted by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement ("Proxy Statement") related to our 2021 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
Code of Business Ethics and Conduct
Our board of directors has adopted a code of business conduct and ethics for all employees, including our Chief Executive Officer and Chief Financial Officer, and other executive and senior financial officers. The code of business ethics and conduct is available on the investor relations portion of our website at www.n-able.com. To the extent and in the manner required by applicable rules of the SEC and NYSE, we intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1.Financial Statements.
2.Financial Statement Schedules.
The following financial statement schedule should be read in conjunction with the Consolidated Financial Statements of N-able, Inc. filed as part of this Report:

•	Schedule II—Valuation and Qualifying Accounts
Schedules other than that listed above have been omitted since they are either not required or not applicable or because the information required is included in the Consolidated Financial Statements included elsewhere herein or the notes thereto.
3.Exhibits.
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

4.2
First Amendment to Stockholders' Agreement among the Company and the stockholders named therein, dated December 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021).

4.3
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

10.11^*	Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and Tim O'Brien.
10.12^*	Employment Agreement, dated as of February 9, 2021, by and between N-able Technologies, Inc. and Michael Adler.
10.13	Form of Indemnification Agreement of N-able, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.14^#
N-able, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

10.15^#	N-able, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).
10.16^	N-able, Inc. Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.17
Purchase Agreement, dated July 11, 2021, by and among N-able, Inc., N-able International Holdings II, LLC and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2021).

21.1*	Subsidiaries of N-able, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
^	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of N-able participates.
ITEM 16. FORM 10–K SUMMARY
None.

N-able, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	March 7, 2022	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pagliuca	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2022
John Pagliuca

/s/ Tim O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2022
Tim O’Brien

/s/ William Bock	Chairperson and Director	March 7, 2022
William Bock

/s/ Michael Bingle	Director	March 7, 2022
Michael Bingle

/s/ Michael Hoffmann	Director	March 7, 2022
Michael Hoffmann

/s/ Ann Johnson	Director	March 7, 2022
Ann Johnson

/s/ Darryl Lewis	Director	March 7, 2022
Darryl Lewis

/s/ Cam McMartin	Director	March 7, 2022
Cam McMartin

/s/ Kristin Nimsger	Director	March 7, 2022
Kristin Nimsger

/s/ Michael Widmann	Director	March 7, 2022
Michael Widmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of N-able, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 7, 2022
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,736	$99,790
Accounts receivable, net of allowances of $1,653 and $751 as of December 31, 2021 and 2020, respectively	33,041	29,086
Income tax receivable	7,250	1,262
Prepaid and other current assets	13,962	5,584
Total current assets	120,989	135,722
Property and equipment, net	38,748	19,590
Operating lease right-of-use assets	36,206	13,697
Deferred taxes	1,681	2,982
Goodwill	840,923	874,083
Intangible assets, net	8,066	27,374
Other assets, net	9,086	6,287
Total assets	$1,055,699	$1,079,735
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,865	$5,542
Due to affiliates	464	8,023
Accrued liabilities and other	30,944	21,976
Current operating lease liabilities	4,830	2,860
Accrued related party interest payable	—	2,477
Income taxes payable	4,600	4,447
Current portion of deferred revenue	10,675	9,502
Current debt obligation	3,500	—
Total current liabilities	60,878	54,827
Long-term liabilities:
Due to affiliates	—	372,650
Deferred revenue, net of current portion	223	168
Non-current deferred taxes	2,632	5,846
Non-current operating lease liabilities	37,822	14,641
Long-term debt, net of current portion	335,379	—
Other long-term liabilities	410	406
Total liabilities	437,344	448,538
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 179,049,429 and no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	179	—
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Parent company net investment	—	582,206
Additional paid-in capital	602,996	—
Accumulated other comprehensive income	15,053	48,991
Retained earnings	127	—
Total stockholders' equity	618,355	631,197
Total liabilities and stockholders' equity	$1,055,699	$1,079,735
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and other revenue	$346,456	$302,871	$263,518
Cost of revenue:
Cost of revenue	46,677	38,916	33,253
Amortization of acquired technologies	5,755	24,257	24,067
Total cost of revenue	52,432	63,173	57,320
Gross profit	294,024	239,698	206,198
Operating expenses:
Sales and marketing	112,678	82,034	70,254
Research and development	53,959	42,719	37,172
General and administrative	80,575	57,331	38,971
Amortization of acquired intangibles	13,482	23,848	23,189
Total operating expenses	260,694	205,932	169,586
Operating income	33,330	33,766	36,612
Other expense:
Interest expense, net	(20,472)	(28,137)	(33,805)
Other (expense) income, net	(1,266)	(773)	386
Total other expense	(21,738)	(28,910)	(33,419)
Income before income taxes	11,592	4,856	3,193
Income tax expense	11,479	12,014	5,705
Net income (loss)	$113	$(7,158)	$(2,512)
Net income (loss) per share:
Basic earnings (loss) per share	$0.00	$(0.05)	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.05)	$(0.02)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic earnings (loss) per share	167,460	158,124	158,124
Shares used in computation of diluted earnings (loss) per share	168,667	158,124	158,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$113	$(7,158)	$(2,512)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(33,938)	42,414	(7,890)
Other comprehensive (loss) income	(33,938)	42,414	(7,890)
Comprehensive (loss) income	$(33,825)	$35,256	$(10,402)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2018	—	$—	$537,280	$—	$14,467	$—	$551,747
Cumulative effect adjustment of adoption of revenue recognition accounting standard	—	—	900	—	—	—	900
Foreign currency translation adjustment	—	—	—	—	(7,890)	—	(7,890)
Net loss	—	—	(2,512)	—	—	—	(2,512)
Net transfers from Parent	—	—	12,789	—	—	—	12,789
Stock-based compensation	—	—	8,662	—	—	—	8,662
Balance as of December 31, 2019	—	$—	$557,119	$—	$6,577	$—	$563,696
Foreign currency translation adjustment	—	—	—	—	42,414	—	42,414
Net loss	—	—	(7,158)	—	—	—	(7,158)
Net transfers from Parent	—	—	11,192	—	—	—	11,192
Stock-based compensation	—	—	21,053	—	—	—	21,053
Balance as of December 31, 2020	—	$—	$582,206	$—	$48,991	$—	$631,197
Net loss	—	—	(14)	—	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(13,912)	—	(13,912)
Stock-based compensation	—	—	9,023	—	—	—	9,023
Net transfers from Parent	—	—	10,783	—	—	—	10,783
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—	—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—	—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—	—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079	$—	$619,095
Adjustments for consummation of Separation transaction	—	—	—	863	—	—	863
Foreign currency translation adjustment	—	—	—	—	(20,026)	—	(20,026)
Net income	—	—	—	—	—	127	127
Exercise of stock options	39	—	—	23	—	—	23
Restricted stock units issued, net of shares withheld for taxes	356	—	—	(2,209)	—	—	(2,209)
Issuance of stock	11	—	—	—	—	—	—
Stock-based compensation	—	—	—	20,482	—	—	20,482
Balance as of December 31, 2021	179,049	$179	$—	$602,996	$15,053	$127	$618,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$113	$(7,158)	$(2,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,771	56,450	54,139
Provision for doubtful accounts	2,153	1,483	1,840
Stock-based compensation expense	29,430	21,053	8,662
Amortization of debt issuance costs	732	—	—
Loss on lease modification	271	—	—
Deferred taxes	(1,913)	(4,051)	(4,733)
Operating lease right-of-use assets, net	(741)	—	—
Loss (gain) on foreign currency exchange rates	1,433	1,707	(601)
Other non-cash expenses	—	—	(100)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,567)	(3,458)	(5,015)
Income taxes receivable	(5,999)	(233)	(271)
Prepaid expenses and other assets	(10,673)	(581)	(1,025)
Accounts payable	(455)	3,273	(236)
Due to and from affiliates	(8,302)	6,155	(3,753)
Accrued liabilities and other	11,923	7,970	(2,562)
Accrued related party interest payable	(2,477)	1,540	(18,550)
Income taxes payable	158	389	752
Deferred revenue	1,253	1,126	(495)
Other long-term assets	231	—	—
Other long-term liabilities	—	—	—
Net cash provided by operating activities	45,341	85,665	25,540
Cash flows from investing activities
Purchases of property and equipment	(30,664)	(11,919)	(5,793)
Purchases of intangible assets	(4,169)	(4,221)	(2,422)
Acquisitions, net of cash acquired	—	—	(14,823)
Net cash used in investing activities	(34,833)	(16,140)	(23,038)
Cash flows from financing activities
Proceeds from Private Placement, net of $9,000 of issuance costs	216,000	—	—
Distribution of net proceeds from Private Placement to Parent	(216,000)	—	—
Payments of tax withholding obligations related to restricted stock	(2,230)	—	—
Exercise of stock options	23	—	—
Proceeds from credit agreement	350,000	—	—
Repayments of borrowings due to affiliates	(372,650)	(21,750)	(55,600)
Repayments of borrowings from Credit Agreement	(875)	—	—
Net transfers (to) from Parent	(6,515)	11,192	12,789
Payment of debt issuance costs	(10,075)	—	—

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net cash used in financing activities	(42,322)	(10,558)	(42,811)
Effect of exchange rate changes on cash and cash equivalents	(1,240)	1,475	1,790
Net (decrease) increase in cash and cash equivalents	(33,054)	60,442	(38,519)
Cash and cash equivalents
Beginning of period	99,790	39,348	77,867
End of period	$66,736	$99,790	$39,348

Supplemental disclosure of cash flow information
Cash paid for interest	$20,387	$26,602	$52,681
Cash paid for income taxes	$19,029	$14,205	$8,941

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$1,138	$2,653	$624
Right-of-use assets obtained in exchange for operating lease liabilities	$31,079	$5,765	$2,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements

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
On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the "Distribution") of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the "Record Date"). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,020,156 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,040,312 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol "NABL" on the New York Stock Exchange. Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are prepared on a “carve-out” basis as described below.
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries is a leading global provider of cloud-based software solutions for MSPs, enabling them to support digital transformation and growth for small and medium-sized enterprises ("SMEs"), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
N-able qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies
Basis of Presentation
Prior to the Separation from SolarWinds
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. The Consolidated Statements of Operations include all revenues and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to us based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount. See Note 11. Relationship with Parent and Related Entities for further details. The allocated costs were deemed to be settled by N-able to SolarWinds in the period in which the expense was recorded in the Consolidated Statements of Operations and these settlements were reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of N-able by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to N-able’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).
The Consolidated Financial Statements include all assets and liabilities that resided in N-able legal entities. Assets and liabilities in shared entities as of December 31, 2020 were included in the stand-alone financial statements to the extent the asset or liability is primarily used by N-able. If N-able was not the primary user of the asset or liability, it was excluded entirely from the Consolidated Financial Statements. SolarWinds used a legal entity approach to cash management and financing its operations. Accordingly, cash and cash equivalents, related party debt and related interest expense have been attributed to N‑able in the Consolidated Financial Statements only to the extent such items had been historically legally entitled within N-able legal entities. Any such items which existed in other entities, whether shared or otherwise, were outside of the control of the N-able business and have been excluded from the Consolidated Financial Statements.
SolarWinds maintains various stock-based compensation plans at a corporate level. N-able employees participated in those programs prior to the Separation and Distribution and a portion of the compensation cost associated with those plans is included in N-able’s Consolidated Statements of Operations. The stock-based compensation expense is included within Parent company net investment for periods prior to the Separation and Distribution, with the accumulated balance included within Parent company net investment being transferred to additional paid-in capital upon consummation of the Separation and Distribution. The amounts presented in the Consolidated Financial Statements are not necessarily indicative of future awards. See Note 11. Relationship with Parent and Related Entities for further details.
SolarWinds' third party debt and the related interest have not been allocated to us for any of the applicable periods presented because SolarWinds' borrowings were primarily for corporate cash purposes and were not directly attributable to N-able. In addition, none of the N-able legal entities guaranteed the debt nor were they jointly and severally liable for SolarWinds' debt.
Any transactions which have been included in the Consolidated Financial Statements from legal entities which are not exclusively operating as N-able legal entities are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded between SolarWinds and the N-able business. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity and in the Consolidated Balance Sheets as Parent company net investment. Other transactions between N-able legal entities and other SolarWinds legal entities, to the extent such transactions have not been settled in cash as of the period-end date, are reflected in the Consolidated Balance Sheets as due to affiliates, and due from affiliates which is included within accounts receivable. See Note 11. Relationship with Parent and Related Entities for further details regarding the balances in due to and due from affiliates as of December 31, 2021 and 2020.
All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, the Consolidated Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of N-able in the future or if N-able had been a separate, stand-alone publicly traded entity during the applicable periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation and Distribution, however, some of these functions continue to be provided by SolarWinds under a Transition Services Agreement. Additionally, we provide some services to SolarWinds under such Transition Services Agreement. See Note 11. Relationship with Parent and Related Entities for further details regarding allocated shared costs with SolarWinds.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Following the Separation from SolarWinds
Our financial statements for the period from July 20, 2021 through December 31, 2021 are Consolidated Financial Statements based on our reported results as a standalone company. We prepared our Consolidated Financial Statements in conformity with United States of America generally accepted accounting principles ("GAAP") and the reporting regulations of the Securities and Exchange Commission ("SEC"). The accompanying Consolidated Financial Statements include the accounts of N-able, Inc. and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. N-able has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, N-able, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
N-able's historical results are included as a part of the Parent's financial statements prior to the Separation and Distribution, which are filed with the Securities and Exchange Commission ("SEC"). Prior to the Separation and Distribution, N-able tracked the effective dates and adopted all guidance applicable to it consistent with the manner that the Parent tracked and adopted all applicable guidance.
This may make comparison of N-able’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has not opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the company’s chief operating decision‑maker in deciding how to allocate resources and in assessing performance. N-able currently operates in one reportable business segment.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the years ended December 31, 2021 and 2020 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB"). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within total Parent company net investment prior to the Separation and Distribution and within

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

stockholders' equity following the Separation and Distribution. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense), net in our Consolidated Statements of Operations. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. The foreign currency transactional and re-measurement exchange (losses) and gains were $(1.8) million, $(0.8) million, and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash and cash equivalents
All cash and cash equivalents included in the Consolidated Financial Statements are legally owned by N-able legal entities and, for periods prior to the Separation and Distribution, were not subject to a pooling arrangement with SolarWinds. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Parent Company Net Investment
For periods prior to the Separation and Distribution, N-able's equity on the Consolidated Balance Sheets represents SolarWinds’ historical net investment in the Business, and is presented as "Parent company net investment" in lieu of stockholders' equity. For periods prior to the Separation and Distribution, the Consolidated Statements of Stockholders' Equity and Parent Company Net Investment include corporate allocations, net cash transfers and other property transfers between SolarWinds and the Business, as well as short term due to affiliates, short term due from affiliates and long term due to affiliates between N-able and other SolarWinds affiliates that were settled on a current basis.
All transactions reflected in Parent company net investment in the accompanying Consolidated Balance Sheets have been considered cash receipts and payments for purposes of the Consolidated Statements of Cash Flows and are reflected as financing activities in the accompanying Consolidated Statements of Cash Flows.
Acquisitions
The purchase price of our acquired businesses is allocated to the assets acquired and the liabilities assumed based on their estimated fair values, with the excess recorded as goodwill in the reporting unit expected to benefit from the business combination. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed, including the deferred tax asset valuation allowances and acquired income tax uncertainties, with the corresponding offset to goodwill. We include the operating results of acquisitions in our Consolidated Financial Statements from the acquisition date. Acquisition related costs are expensed separately from the acquisition as incurred and are primarily included in general and administrative expenses in our Consolidated Statements of Operations.
The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values and useful lives of the assets acquired. The valuation estimates and assumptions are based on historical experience and information obtained by management, and include, but are not limited to, future expected cash flows earned from the product technology and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the straight-line method over their estimated economic lives, which are generally two to seven years for trademarks, customer relationships and developed product technologies. We include amortization of acquired developed product technologies in cost of revenue and amortization of other acquired intangible assets in operating expenses in our Consolidated Statements of Operations.
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill presented in N-able’s Consolidated Balance Sheets represents the historical goodwill balances in the N‑able legal entities. Goodwill represents the amount of the purchase price in excess of the estimated fair value of net assets of businesses acquired in a business combination. Our goodwill balance is primarily attributed to the take private transaction of SolarWinds and the acquisition of LOGICnow in 2016. Prior to the Separation and Distribution, the N-able legal entities were managed as a reporting unit of SolarWinds. We test goodwill at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
In October 2021, we performed a qualitative, “Step 0,” assessment for our single reporting unit. For “Step 0,” we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2021, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of the Business as of the annual impairment date. As such, we determined there were no indicators of impairment and that it is more likely than not that the fair value of a reporting unit is greater than its carrying value and therefore performing the next step of impairment test was unnecessary.
Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment test will prove to be an accurate prediction of future results. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our goodwill, the revision could result in a non-cash impairment charge that could have a material impact on our financial results.
Long-Lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our finite-lived intangible assets are primarily related to assets acquired at the take private transaction of SolarWinds and the acquisition of LOGICnow in 2016. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. For the year ended December 31, 2021 and 2020, there were no indicators that our long-lived assets were impaired.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. We held no financial instruments as of December 31, 2021 and 2020. As of December 31, 2021, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 7. Debt for additional information regarding our debt. Our related party debt with SolarWinds Holdings, Inc. prior to the Separation and Distribution was not carried at fair value. See Note 11. Relationship with Parent and Related Entities for further details regarding our related party debt.
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions for software-as-a-service ("SaaS") offerings as well as subscription-based term licenses and from the sale of maintenance services associated with our perpetual license products and have not yet received payment. We present accounts receivable net of an allowance for doubtful

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was $1.7 million, $0.8 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Property and Equipment
We record property and equipment at cost and depreciate them using the straight-line method over their estimated useful lives as follows:

Useful Life (in years)
Equipment, servers and computers	3 - 5
Furniture and fixtures	5 - 7
Software	3 - 5
Leasehold improvements	Lesser of lease term or useful life

Upon retirement or sale of property and equipment, we remove the cost of assets disposed of and any related accumulated depreciation from our accounts and credit or charge any resulting gain or loss to operating expense. We expense repairs and maintenance as they are incurred.
Research and Development Costs
Research and development expenses primarily consist of personnel costs and contractor fees related to the development of new software products and enhancements to existing software products. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. Research and development costs are charged to operations as incurred.
Internal-Use Software Costs
We capitalize costs related to developing new functionality for our suite of products that are hosted and accessed by our customers on a subscription basis. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of other assets, net in our Consolidated Balance Sheets. Maintenance and training costs are expensed as incurred. Internal-use software costs are amortized on a straight-line basis over its estimated useful life, generally three years, and included in cost of revenue in the Consolidated Statements of Operations. There were no impairments to internal-use software costs during the periods presented.
We had $5.1 million, $4.9 million and $3.1 million of internal-use software costs, net capitalized for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense of internal-use software costs was $2.2 million, $1.8 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Debt Issuance Costs
Debt issuance costs for our secured credit facilities are presented as a deduction from the corresponding debt liability on our Consolidated Balance Sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our Consolidated Statements of Operations. Amortization of debt issuance costs included in interest expense was $0.7 million for the year ended December 31, 2021. See Note 7. Debt for discussion of our secured credit facilities.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our Consolidated Financial Statements indicates a liability has been incurred at the date of our Consolidated Financial Statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 13. Commitments and Contingencies for a discussion of contingencies.
Revenue Recognition
We generate revenue from fees received for our SaaS solutions as well as subscriptions for our subscription-based term licenses and from the sale of maintenance services associated with our perpetual licenses. We recognize revenue related to contracts from customers when we transfer promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This is determined by following a five-step process which includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price and (5) recognizing revenue when or as we satisfy a performance obligation, as described below.
•Identify the contract with a customer. We generally use an electronic or manually signed order form, purchase order, an authorized credit card, or the receipt of a cash payment as evidence of a contract provided that collection is considered probable. We sell our products through our direct inside sales force and through our distributors and resellers. Sales through resellers and distributors are typically evidenced by a reseller or distributor agreement, together with purchase orders or authorized credit cards on a transaction-by-transaction basis. Our distributors and resellers do not carry inventory of our software and we generally require them to specify the end user of the software at the time of the order. Our distributors and resellers have no rights of return or exchange for software that they purchase from us and payment for these purchases is due to us without regard to whether the distributors or resellers collect payment from their customers.
•Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the MSP partner that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include SaaS solutions, subscription-based term licenses and maintenance support including unspecified upgrades or enhancements to new versions of our software solutions. See additional discussion of our performance obligations below.
•Determine the transaction price. We determine the transaction price based on the contractual consideration and the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We account for sales incentives to MSP partners, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected. Our return policy generally does not allow our MSP partners to return software products or services.
•Allocate the transaction price. For contracts that contain multiple performance obligations, we allocate the transaction price of the contract to each distinct performance obligation based on a relative stand-alone selling price basis. Determining stand-alone selling prices for our performance obligations requires judgment and are based on multiple factors primarily including historical selling prices and discounting practices for products and services. We review the stand-alone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
•Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized when or as performance obligations are satisfied either over time or at a point in time by transferring a promised good or service. We consider this transfer to have occurred when risk of loss transfers to the MSP partner, reseller or distributor or the MSP partner has access to their subscription which is generally upon electronic activation of the licenses purchased or access being granted which provides immediate availability of the product to the purchaser. See further discussion below regarding the timing of revenue recognition for each of our performance obligations.
The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
SaaS solutions	Over the subscription term, once the service is made available to the MSP partner (over time)
Subscription-based term and perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Technical support and unspecified software upgrades	Ratably over the contract period (over time)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Our revenue consists of the following:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Subscription revenue	$336,845	$292,027	$251,695
Other revenue	9,611	10,844	11,823
Total subscription and other revenue	$346,456	$302,871	$263,518

•Subscription Revenue. We primarily derive subscription revenue from the sale of subscriptions to our SaaS solutions and our subscription-based term licenses. Subscription revenue for our SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the MSP partner or when we have the right to invoice for services performed. Our MSP partners do not have the right to take possession of the software for our SaaS solutions. Revenue from the license performance obligation of our subscription-based term licenses is recognized at a point in time upon delivery of the access to the licenses and the revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based term licenses is recognized ratably over the contract period. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.
•Other Revenue. Other revenue consists primarily of revenue from the sale of our maintenance renewal services associated with the historical sales of perpetual license products. Customers with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their software products on a when-and-if-available basis for the specified contract period. We believe that our technical support and unspecified upgrades or enhancements performance obligations each have the same pattern of transfer to the customer and are therefore accounted for as a single distinct performance obligation. We recognize maintenance revenue ratably on a daily basis over the contract period.
During the years ended December 31, 2021, 2020 and 2019, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue recognized at a point in time	$62,204	$57,943	$49,510
Revenue recognized over time	284,252	244,928	214,008
Total revenue recognized	$346,456	$302,871	$263,518
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Details of our total deferred revenue balance was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2019	$8,172
Deferred revenue recognized	(13,619)
Additional amounts deferred	15,117
Balance as of December 31, 2020	$9,670
Deferred revenue recognized	(17,517)
Additional amounts deferred	18,745
Balance as of December 31, 2021	$10,898

We expect to recognize revenue related to these remaining performance obligations as of December 31, 2021 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$10,898	$10,675	$223	$—

Cost of Revenue
Cost of Revenue. Cost of revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Public cloud infrastructure and hosting fees and royalty fees are also included in cost of revenue.
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products and was $5.8 million, $24.3 million and $24.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our Consolidated Statements of Operations.
Advertising expense was as follows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Advertising expense	$18,534	$13,903	$12,774

Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. During 2019, we adopted the new lease accounting guidance, FASB Accounting Standard Update No. 2016-02 “Leases,” or ASC 842. Under ASC 842, we evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we determine the appropriate lease classification and recognize a right-of-use asset and lease liability at the commencement date of the lease based on the present value of fixed lease payments over the lease term reduced by lease incentives. To determine the present value of lease payments, we use an estimated incremental borrowing rate based on the interest rate a similar borrowing on a collateralized basis would incur based on information available on the lease commencement date as none of our leases provide an implicit rate. We generally base this discount rate on the interest rate incurred on our secured credit facilities and, prior to the Separation and Distribution, by our Parent's senior secured debt, adjusted for considerations for the value, term and currency of the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We recognize right-of-use assets and lease liabilities for leasing arrangements with terms greater than one year. Certain lease contracts include obligations to pay for other services, such as operations and maintenance. We account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets except certain classes of equipment. Right-of-use assets are tested for impairment in the same manner as long-lived assets.
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the periods ended December 31, 2021 and 2020, respectively. See Note 5. Leases for additional information regarding our lease arrangements.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. For the years ended December 31, 2020 and 2019, as well as the period ended July 19, 2021, income taxes as presented in the Consolidated Financial Statements attribute current and deferred income taxes of SolarWinds to the stand-alone financial statements of N-able in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the income tax provision of N-able was prepared following the separate return method for these periods. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a stand-alone enterprise. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the Consolidated Financial Statements of SolarWinds may not be included in the separate financial statements of N‑able. Similarly, the tax treatment of certain items reflected in the financial statements of N-able may not be reflected in the Consolidated Financial Statements and tax returns of SolarWinds. Therefore, items such as net operating losses, credit carryforwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in SolarWinds’ Consolidated Financial Statements. As such, the income taxes of N-able as presented in the Consolidated Financial Statements may not be indicative of the income taxes that N-able will report in the future. Certain operations of N-able have historically been included in a combined or consolidated return with other SolarWinds entities. Current obligations for taxes in certain jurisdictions, where N-able files a combined or consolidated tax return with SolarWinds, are deemed settled with SolarWinds for purposes of the Consolidated Financial Statements. Current obligations for tax in jurisdictions where N-able does not file a combined or consolidated return with SolarWinds, including certain foreign jurisdictions, are recorded within the income tax receivable or income taxes payable on the Consolidated Balance Sheets.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. As a result, income tax attributable to previously undistributed earnings of N-able international subsidiaries was recognized in 2017. This liability, which SolarWinds elected to pay over time, remains with SolarWinds and is not reflected in the financial statements of N-able.
In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the associated interest expense and penalties has been recognized as a component of income tax expense.
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. See Note 12. Income Taxes for additional information regarding our income taxes.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Risks
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Our cash and cash equivalents consisted of cash deposited with banks in demand deposit accounts which may exceed the amount of insurance provided on these deposits. Generally, we may withdraw our cash deposits and redeem our invested cash equivalents upon demand. We strive to maintain our cash deposits with multiple financial institutions of reputable credit and therefore bear minimal credit risk.
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the years ended December 31, 2021, 2020 and 2019, no distributor, reseller or direct customer represented a significant concentration of our revenue.
At December 31, 2021 and 2020, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2019	$6,577	$6,577
Other comprehensive gain before reclassification	42,414	42,414
Net current period other comprehensive income	42,414	42,414
Balance as of December 31, 2020	48,991	48,991
Other comprehensive loss before reclassification	(33,938)	(33,938)
Net current period other comprehensive loss	(33,938)	(33,938)
Balance as of December 31, 2021	$15,053	$15,053
Stock-Based Compensation
We have granted our employees, directors and certain contractors stock-based incentive awards. These awards are in the form of stock options, restricted common stock, restricted stock units and performance stock units. We measure stock-based compensation expense for all share-based awards granted to employees and directors based on the estimated fair value of those awards on the date of grant. The fair value of stock option awards is estimated using a Black-Scholes valuation model. The fair value of restricted common stock, restricted stock units and performance stock units is determined using the fair market value of the underlying common stock on the date of grant less any amount paid at the time of the grant, or intrinsic value. Our stock awards vest on service-based or performance-based vesting conditions. For our service-based awards, we recognize stock-based compensation expense on a straight-line basis over the service period of the award. For our performance-based awards, we recognize stock-based compensation expense on a graded-vesting basis over the service period of each separately vesting tranche of the award, if it is probable that the performance target will be achieved.
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. See Note 8. Stock-Based Compensation and Note 11. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the year ended December 31, 2021 as a result of the Conversion.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2021

Expected dividend yield	—%
Volatility	45.5%
Risk-free rate of return	0.5%
Expected life	3.47 years

We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We based the risk-free rate of return on the average U.S. treasury yield curve for the most appropriate terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For all awards, we granted employees stock awards at exercise prices equal to the fair value of the underlying common stock on the date the award was approved. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 8. Stock-Based Compensation for additional information.
The impact to our income (loss) before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Impact to income (loss) before income taxes due to stock-based compensation	$29,430	$21,053	$8,662
Income tax benefit related to stock-based compensation	310	241	161
Net Income (Loss) Per Share
We calculate basic and diluted net income (loss) per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We compute basic net income (loss) per share available to common stockholders by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. We compute diluted net income (loss) per share similarly to basic net income (loss) per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. Refer to Note 9. Earnings Per Share for additional information regarding the computation of net income per share.
Recently Adopted Accounting Pronouncements
Goodwill Impairment Testing
On January 1, 2020 we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification ("ASC") No. 2017-04 "Intangibles-Goodwill and Other," or ASC 350, which simplifies the accounting for goodwill impairment. The new guidance removes step two of the two-step quantitative goodwill impairment test, which required a hypothetical purchase price allocation. The standard did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2020.
Revenue
On January 1, 2019 we adopted the FASB Accounting Standards Codification, or ASC, No. 2014-09 “Revenue from Contracts with Customers” ("ASC 606"), which replaced all existing revenue guidance under ASC 605 “Revenue Recognition,” including prescriptive industry-specific guidance ("ASC 605"). This standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

which the entity expects to be entitled in exchange for those goods or services. We adopted ASC 606 using the modified-retrospective method. Results for reporting periods beginning after January 1, 2019 are presented in compliance with the new revenue recognition standard ASC 606. Historical financial results for reporting periods prior to 2019 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605.
The cumulative effect of the changes made to our Consolidated Balance Sheets as of January 1, 2019 for the adoption of ASC 606 was approximately $0.9 million and was recorded as an adjustment to Parent company net investment as of the adoption date. This adjustment includes a $1.2 million decrease in historical deferred revenue, primarily from arrangements involving subscription-based term licenses that will never be recognized as revenue, offset by a $0.3 million increase in deferred income tax liabilities. The adoption of ASC 606 did not impact our total operating cash flows.
The impact of the adoption of ASC 606 on our Consolidated Statements of Operations for the year ended December 31, 2019 was immaterial.
Leases
As SolarWinds no longer qualified to be an emerging growth company as of December 31, 2019, we retroactively adopted the FASB ASC No. 2016-02 “Leases” ("ASC 842") as of January 1, 2019 using the optional transition method in which an entity can apply the new standard at the adoption date without adjusting comparative prior periods.
The new lease accounting standard replaces existing lease accounting standards and expands disclosure requirements. The adoption of the new standard resulted in leases currently designated as operating leases being reported on our Consolidated Balance Sheets at their net present value. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward our historical lease classification and not reassess whether any expired or existing contracts are or contain leases. Additionally, we elected to not separate lease and non-lease components for certain classes of assets and we excluded all the leases with original terms of one year or less.
As of January 1, 2019, we recorded $10.1 million in operating lease right-of-use assets, $2.3 million in current operating lease liabilities and $11.5 million in non-current operating lease liabilities due to the adoption of ASC 842. The standard did not have a material impact to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 5. Leases for additional information.
3. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2021 and 2020:

(in thousands)
Balance as of December 31, 2019	$836,643
Foreign currency translation	37,440
Balance as of December 31, 2020	874,083
Foreign currency translation	(33,160)
Balance as of December 31, 2021	$840,923
Intangible Assets
Intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$35,210	$(33,542)	$1,668	$127,057	$(119,392)	$7,665
Customer relationships	95,010	(88,612)	6,398	131,045	(111,336)	19,709
Trademarks	1,136	(1,136)	—	1,162	(1,162)	—
Total intangible assets	$131,356	$(123,290)	$8,066	$259,264	$(231,890)	$27,374

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Intangible asset amortization expense	$19,065	$48,105	$47,289
As of December 31, 2021, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2022	$7,512
2023	554
Total amortization expense	$8,066
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.
4. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2021	2020

	(in thousands)
Servers, equipment and computers	$32,524	$29,025
Furniture and fixtures	6,409	3,474
Software	602	1,022
Leasehold improvements	21,408	8,740
	$60,943	$42,261
Less: Accumulated depreciation and amortization	(22,195)	(22,671)
Property and equipment, net	$38,748	$19,590
Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Depreciation and amortization	$12,226	$6,581	$5,783

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Calgary, Canada; Coimbra, Portugal; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; and Vienna, Austria. In addition, we lease certain information technology, office and other equipment. Our leases are all classified as operating and generally have remaining terms of less than one year to 10.4 years.
The components of operating lease costs for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Operating lease costs	$5,444	$4,370
Variable lease costs(1)	1,046	976
Short-term lease costs	476	39
Total lease costs	$6,966	$5,385
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.
Maturities of our operating lease liabilities as of December 31, 2021 were as follows:

December 31, 2021
(in thousands)
2022	$7,773
2023	8,623
2024	8,274
2025	6,844
2026	6,887
Thereafter	22,455
Total minimum lease payments	60,856
Less: imputed interest	(18,204)
Present value of operating lease liabilities	$42,652
As of December 31, 2021, the weighted-average remaining lease term of our operating leases was 8.4 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.1%.
6. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2021	2020

	(in thousands)
Payroll-related accruals	$16,657	$14,305
Value-added and other tax	1,805	1,553
Purchasing accruals	3,593	3,183
Accrued royalties	1,938	1,130
Accrued other liabilities	6,951	1,805
Total accrued liabilities and other	$30,944	$21,976

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of December 31, 2021:

	As of December 31,
	2021
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$349,125	3.50%
Revolving credit facility	—	—%
Total principal amount	349,125
Unamortized discount and debt issuance costs	(10,246)
Total debt, net	338,879
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$335,379

Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.0%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.0%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under Credit Agreement as of December 31, 2021:

(in thousands)
2022	$3,500
2023	3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	331,625
Total minimum principal payments	$349,125
8. Stock-Based Compensation
Common Stock and Preferred Stock
As set by our certificate of incorporation, the Company has authorized 550,000,000 shares of common stock, par value of $0.001 per share, and 50,000,000 shares of preferred stock, par value of $0.001 per share. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.
Equity Incentive Awards
2021 Equity Incentive Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Equity Incentive Plan (the "2021 Plan"). It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards.
A total of 18,000,000 shares of our common stock has been initially authorized and reserved for issuance under the 2021 Plan, plus a number of shares of our common stock sufficient to cover any awards relating to SolarWinds common stock that were converted into awards relating to our common stock upon the completion of the distribution. This reserve will automatically increase on January 1, 2022, and each subsequent anniversary through and including January 1, 2031, by an amount equal to the smaller of (a) 5% of the number of shares of our common stock issued and outstanding on the immediately preceding December 31 and (b) an amount determined by our board of directors.
Awards may be granted under the 2021 Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards must be evidenced by a written agreement between us and the holder of the award and may include stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance units ("PSUs"), and cash-based awards and other stock-based awards. In the event of a change in control as described in the 2021 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2021 Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. Our compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2021 Plan also authorizes our compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the canceled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.
The 2021 Plan will continue in effect until it is terminated by the compensation committee; provided, however, that all awards must be granted, if at all, within ten years of its effective date. The compensation committee may amend, suspend or terminate the 2021 Plan at any time; provided that without stockholder approval, the plan cannot be amended to increase the

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law, regulation or listing rule.
RSUs generally vest over the requisite service period of four years, subject to continued employment through each applicable vesting date. PSUs generally vest over a three-year period based on the achievement of specified performance targets for the fiscal year and subject to continued service through the applicable vesting dates. Based on the extent to which the performance targets are achieved, PSUs vest at a specified range of the target award amount.
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2021, common stock-based incentive awards of 5,999,110 shares were outstanding under the 2021 Plan, consisting of 169,168 stock options, 75,815 shares of restricted common stock, 4,764,213 shares of restricted stock units, and 989,914 shares of performance stock units. For the year ended December 31, 2021, we repurchased 17,562 shares of vested and unvested restricted common stock upon employee terminations. As of December 31, 2021, 11,594,899 shares were reserved for future grants under the 2021 Plan.
Conversion of SolarWinds Equity Stock Awards
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. See Note 11. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the year ended December 31, 2021 as a result of the Conversion.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $29.4 million, $21.1 million and $8.7 million, respectively, as summarized below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Cost of revenue	$1,010	$670	$499
Sales and marketing	8,761	4,409	3,543
Research and development	4,659	3,189	2,275
General and administrative	15,000	12,785	2,345
Total stock-based compensation expense	$29,430	$21,053	$8,662
Stock Option Awards
Stock option grant activity under the 2021 Plan was as follows during the year ended December 31, 2021:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances as of December 31, 2020	—	$—
Options granted through the Conversion	224,638	1.20
Options exercised	(39,480)	0.58
Options forfeited	(15,990)	1.46
Options expired	—	—
Outstanding balances as of December 31, 2021	169,168	$1.32
Options exercisable as of December 31, 2021	138,436	$0.97	$1,402	5.4
Options vested and expected to vest as of December 31, 2021	169,168	$1.32	$1,655	5.5

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Additional information regarding stock option grant activity during the year ended December 31, 2021 is as follows:

Year Ended December 31,
2021
(in thousands, except per share amounts)
Weighted-average grant date fair value per share of options granted during the period	$1.62
Aggregate intrinsic value of options exercised during the period	413
Aggregate fair value of options vested during the period	157
The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was approximately $0.1 million as of December 31, 2021. We expect to recognize this expense over weighted average periods of approximately 0.8 years as of December 31, 2021.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2021 Plan during the year ended December 31, 2021:

Number of Shares Outstanding
Unvested balances as of December 31, 2020	—
Restricted stock granted and issued through the Conversion	91,477
Restricted stock vested	(11,300)
Restricted stock repurchased - unvested shares	(4,362)
Unvested balances as of December 31, 2021	75,815
Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. The weighted-average grant date fair market value of restricted common stock purchased was $1.01 per share. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2021 was $0.1 million.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon (i) continued employment through the applicable vesting date and (ii) for employees at the level of group vice president and above, the achievement of certain financial performance targets determined by the board of directors. Pursuant to the Separation and Distribution, the restricted stock is subject to repurchase by SolarWinds in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As a result, we have no liability for unvested shares as of December 31, 2021 and 2020, respectively.
Restricted Stock Units
The following table summarizes information about restricted stock unit activity under the 2021 Plan during the year ended December 31, 2021:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2020	—	$—
Restricted stock units granted through the Conversion	3,540,676	12.54
Restricted stock units granted	2,207,824	13.95
Restricted stock units vested	(525,806)	13.46
Restricted stock units forfeited	(458,481)	13.11
Unvested balances as of December 31, 2021	4,764,213	$13.03	$52,883	1.3
The total fair value of restricted stock units vested during the year ended December 31, 2021 was $6.8 million. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

periods is $49.9 million as of December 31, 2021 and we expect to recognize this expense over a weighted-average period of 2.7 years.
Performance Stock Units
The following table summarizes information about performance stock unit activity under the 2021 Plan during the year ended December 31, 2021:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2020	—	$—
Performance stock units granted	1,044,908	12.50
Performance stock units vested	—	—
Performance stock units forfeited	(54,994)	12.50
Unvested balances as of December 31, 2021	989,914	$12.50	$10,988	1.1
The total unrecognized stock-based compensation expense related to unvested performance stock units and subject to recognition in future periods is $7.3 million as of December 31, 2021 and we expect to recognize this expense over a weighted-average period of 1.1 years.
Employee Stock Purchase Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Employee Stock Purchase Plan (the "ESPP"). We reserved a total of 2,500,000 shares of our common stock available for sale under our ESPP.
Our ESPP permits eligible participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation during the offering period. The ESPP will typically be implemented through consecutive six-month offering periods. Amounts deducted and accumulated from participant compensation, or otherwise funded in any participating non-U.S. jurisdiction in which payroll deductions are not permitted, are used to purchase shares of our common stock at the end of each offering period. The purchase price of the shares will be 85% of the lesser of the fair market value of our common stock on the first day of the offering period and the fair market value on the last day of the offering period. No participant may purchase more than $25,000 worth of common stock per calendar year.
Stock-based compensation expense related to our ESPP plan was $0.1 million for the year ended December 31, 2021.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$113	$(7,158)	$(2,512)
Net income (loss) available to common stockholders	$113	$(7,158)	$(2,512)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	167,460	158,124	158,124
Basic earnings (loss) per share	$0.00	$(0.05)	$(0.02)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$113	$(7,158)	$(2,512)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	167,460	158,124	158,124
Add dilutive impact of employee equity plans	1,207	—	—
Weighted-average shares used in computing diluted earnings (loss) per share	168,667	158,124	158,124
Diluted earnings (loss) per share	$0.00	$(0.05)	$(0.02)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Restricted stock units	203	—	—
Total anti-dilutive shares	203	—	—
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
10. Employee Benefit Plans
401(k) Plan
Our eligible employees participate in a 401(k) matching program. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Employee benefit plan expense	$1,440	$1,203	$1,117

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Relationship with Parent and Related Entities
Prior to the Separation and Distribution, the N-able business was managed and operated in the normal course of business consistent with other affiliates of SolarWinds. Accordingly, certain shared costs for the periods through the Separation and Distribution date of July 19, 2021 have been allocated to N-able and reflected as expenses in the Consolidated Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical SolarWinds expenses attributable to N-able for purposes of the stand-alone financial statements. However, the expenses reflected in the Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N-able historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Consolidated Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.
General Corporate Overhead
For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to the N-able business. Expenses relating to these services have been allocated to N-able and are reflected in the Consolidated Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. The following table summarizes the components of general allocated corporate expenses for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
General and administrative	$20,357	$31,357	$17,394
Research and development	253	1,672	1,224
Sales and marketing	297	1,969	1,128
Cost of revenue	140	149	99
Total	$21,047	$35,147	$19,845

Due to and from Affiliates
Due to affiliates within long-term liabilities in the Consolidated Balance Sheets represents N-able's related party debt due to SolarWinds Holdings, Inc. of $372.7 million as of December 31, 2020. In connection with the Separation and Distribution, we repaid this related party debt and we had no remaining related party debt due to SolarWinds Holdings, Inc. as of December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $228.5 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of December 31, 2021.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. As of December 31, 2020, $144.2 million in borrowings were outstanding. In connection with the Separation and Distribution, we repaid this debt and no borrowings were outstanding as of December 31, 2021.
Interest expense related to the loan agreements with SolarWinds Holdings, Inc. was $13.8 million, $28.1 million and $34.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
Due to affiliates within current liabilities primarily comprises $0.5 million relating to transition services provided by SolarWinds as of December 31, 2021 and $8.0 million of intercompany trade payables as of December 31, 2020. Due from affiliates within accounts receivable comprises $0.1 million of receivables due from SolarWinds as of December 31, 2021 and $0.3 million of intercompany trade receivables as of December 31, 2020.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Equity-Based Incentive Plans
Prior to the Separation and Distribution, certain of our employees participated in Parent’s equity-based incentive plans. Under the SolarWinds Corporation 2016 Equity Incentive Plan (the "2016 Plan"), our employees, consultants, directors, managers and advisors were awarded stock-based incentive awards in a number of forms, including non-qualified stock options. The ability to grant any future equity awards under the 2016 Plan terminated in October 2018. Under the SolarWinds Corporation 2018 Equity Incentive Plan, our employees were eligible to be awarded stock-based incentive awards, including non-statutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to our employees under the Parent incentive plans generally vested over periods ranging from one to five years. We measure stock-based compensation for all stock-based incentive awards at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
For the periods through the Separation and Distribution date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $9.3 million, $20.6 million and $8.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these outstanding equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all outstanding awards and over the remaining vesting term for all unvested awards. For the year ended December 31, 2021, we recognized $2.7 million of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
Employee Stock Purchase Plan
Prior to the Separation and Distribution, our eligible employees participated in Parent’s 2018 Employee Stock Purchase Plan (the "ESPP"). The ESPP permitted eligible participants to purchase SolarWinds' shares at a discount through regular payroll deductions of up to 20% of their eligible compensation during the offering period. The ESPP was typically implemented through consecutive six-month offering periods. The purchase price of the shares was 85% of the lesser of the fair market value of the closing price per share on the first day of the offering period and the fair market value of the closing price per share on the last day of the offering period. No participant could purchase more than $25,000 worth of common stock per calendar year.
Costs charged to us related to our employees’ participation in Parent’s ESPP were immaterial for the years ended December 31, 2021, 2020 and 2019, respectively.
Agreements with SolarWinds
In connection with the completion of the Separation and Distribution on July 19, 2021, we entered into several agreements with SolarWinds that, among other things, have provided a framework for our relationship with SolarWinds after the Separation and Distribution. The following summarizes some of the most significant agreements and relationships that we continue to have with SolarWinds.
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth our agreements with SolarWinds regarding the principal actions taken in connection with the Separation and Distribution. It also sets forth other agreements that govern aspects of our relationship with SolarWinds following the Separation and Distribution, including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between N-able and SolarWinds; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and the settlement or extinguishment of certain liabilities and other obligations between N-able and SolarWinds; and (iii) mutual indemnification clauses. The Separation and Distribution Agreement also provides that SolarWinds will be liable and obligated to indemnify us for all liabilities based upon, arising out of, or relating to the Cyber Incident other than certain specified expenses for which we will be responsible. The term of the Separation and Distribution Agreement is indefinite and it may only be terminated with the prior written consent of both N-able and SolarWinds.
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provide various services to each other. Under this agreement, SolarWinds continues to provide us with certain corporate and shared services, such as

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which N-able anticipates to be on or around December 31, 2022. We incurred $1.7 million of costs under the Transition Services Agreement during the year ended December 31, 2021.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the year ended December 31, 2021.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.5 million of revenue and incurred $0.1 million of costs, respectively, under the Software OEM Agreements during the year ended December 31, 2021.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the year ended December 31, 2021.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the year ended December 31, 2021.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the year ended December 31, 2021.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned $0.1 million of revenue and incurred $0.7 million of costs, respectively, under the Software Cross License Agreement during the year ended December 31, 2021.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

12. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
U.S.	$(37,028)	$(46,444)	$(23,463)
International	48,620	51,300	26,656
Income before income taxes	$11,592	$4,856	$3,193
Income tax expense was composed of the following:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Current:
Federal	$—	$—	$—
State	2	—	—
International	13,324	16,065	10,438
	13,326	16,065	10,438
Deferred:
Federal	—	86	(64)
State	—	5	(133)
International	(1,847)	(4,142)	(4,536)
	(1,847)	(4,051)	(4,733)
Income tax expense	$11,479	$12,014	$5,705
The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Expense (benefit) derived by applying the federal statutory income tax rate to income before income taxes	$2,434	$1,020	$670
State taxes, net of federal benefit	(105)	(185)	(93)
Permanent items	—	—	1
Research and experimentation tax credits	—	(786)	(422)
Withholding tax	—	(44)	112
Transaction costs	1,999	—	—
Pre-Separation and Distribution net operating losses and other deferred tax assets	21,130	—	—
Valuation allowance for deferred tax assets	(15,383)	11,680	5,638
Stock-based compensation	1,258	(333)	(636)
Meals and entertainment	75	15	130
Acquisition costs	—	35	297
Effect of foreign operations	(88)	612	8
Other	$159	$—	$—
	$11,479	$12,014	$5,705
The effective tax rate for the year ended December 31, 2021 decreased from the year ended December 31, 2020 primarily due to changes in income before income taxes by jurisdiction, offset by valuation allowance recognized on the deferred tax assets in the U.S., non-deductible stock based compensation and costs associated with the Separation and Distribution.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The effective tax rate for the year ended December 31, 2020 increased from the year ended December 31, 2019 primarily due to the valuation allowance recognized on the deferred tax assets in the U.S., reduced benefit of stock-based compensation and effect of foreign operations, partially offset by research and experimentation tax credits.
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$465	$262
Accrued expenses	99	209
Net operating loss	1,573	17,935
Research and experimentation credits	—	1,349
Stock-based compensation	2,967	2,446
Interest	1,195	1,072
Deferred revenue	62	91
Unrealized exchange gain	—	1
Leases	726	1,560
Other credits	14	51
Total deferred tax assets	7,101	24,976
Valuation allowance	(2,873)	(18,256)
Deferred tax assets, net of valuation allowance	4,228	6,720
Deferred tax liabilities:
Property and equipment	1,787	846
Prepaid expenses	646	574
Leases	894	1,686
Intangibles	1,852	6,478
Total deferred tax liabilities	5,179	9,584
Net deferred tax asset (liability)	$(951)	$(2,864)
As of December 31, 2021, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $5.8 million. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution federal net operating losses remain with SolarWinds. The U.S. federal net operating losses generated after the Separation and Distribution are available to offset future U.S. federal taxable income and do not expire.
As of December 31, 2021 and 2020, we had net operating loss carry forwards for certain state income tax purposes of approximately $3.9 million and $3.5 million, respectively. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution combined state net operating losses remain with SolarWinds. These state net operating losses are available to offset future state taxable income and begin to expire in 2029.
As of December 31, 2020, we had foreign net operating loss carry forwards of approximately $14.8 million, which were available to offset future foreign taxable income and begin to expire in 2022. These foreign net operating loss carry forwards primarily related to the United Kingdom and Canada and were fully utilized during the year ended December 31, 2021.
As of December 31, 2020, we had research and experimentation tax credit carry forwards of approximately $1.3 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits remain with SolarWinds and are no longer applicable following the Separation and Distribution.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2021 and 2020, we have recorded a valuation allowance of $2.9 million and $18.3 million, respectively, in the U.S. The valuation allowance is primarily related to the net operating loss.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2021 and 2020, we did not incur a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

accumulated foreign earnings as of December 31, 2017 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2021, the undistributed earnings of our foreign subsidiaries of approximately $23.3 million are permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
As of December 31, 2021, we do not have any accrued interest and penalties related to unrecognized tax benefits.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Balance, beginning of year	$87	$87	$87
Increases for tax positions related to the current year	—	—	—
Decreases for tax positions related to the current year	—	—	—
Increases for tax positions related to prior years	—	—	—
Decreases for tax positions related to prior years	(87)	—	—
Settlement with taxing authorities	—	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$—	$87	$87
We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2021 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the year ended March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Massachusetts Department of Revenue for the 2015 through February 2016 tax years, and the Texas Comptroller for the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
13. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business. In the opinion of management, resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our Consolidated Financial Statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
14. Operating Segments and Geographic Information
We operate as a single segment. The chief operating decision-maker is considered to be our Chief Executive Officer of N-able. The chief operating decision-maker allocates resources and assesses performance of the business at the combined N-able level.
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer manages the business as a multi-product business that utilizes its model to deliver software products to customers regardless of their geography or IT environment. Operating results including discrete financial information and profitability metrics are reviewed at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We based revenue by geography on the shipping address of each MSP partner. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Revenue
United States, country of domicile	$160,833	$144,776	$125,682
United Kingdom	38,526	31,649	28,422
All other international	147,097	126,446	109,414
Total revenue	$346,456	$302,871	$263,518

	December 31,
	2021	2020

	(in thousands)
Long-lived assets, net
United States, country of domicile	$20,130	$4,774
Switzerland	11,293	10,202
Canada	895	1,126
All other international	6,430	3,488
Total long-lived assets, net	$38,748	$19,590

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Beginning Balance	Additions (Charge to Expense)	Deductions (Write-offs, net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2019	$1,163	$1,840	$(1,853)	$1,150
Year ended December 31, 2020	1,150	1,483	(1,882)	751
Year ended December 31, 2021	751	3,260	(2,358)	1,653

Tax valuation allowances:
Year ended December 31, 2019	$938	$5,638	$—	$6,576
Year ended December 31, 2020	6,576	11,680	—	18,256
Year ended December 31, 2021	18,256	—	(15,383)	2,873