Form 10-K/A
period 2021-12-31
N-able, Inc.
filed 2022-08-09
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by N-able, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, initially filed on March 8, 2022 (the “Original Form 10-K”), solely to add Exhibit 4.4 - “Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.” as a document filed as an exhibit to the Form 10-K (the “Exhibit”). The Exhibit was inadvertently omitted from the Original Form 10-K.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

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

4.4*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

10.11^+	Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and Tim O'Brien.
10.12^+	Employment Agreement, dated as of February 9, 2021, by and between N-able Technologies, Inc. and Michael Adler.
10.13	Form of Indemnification Agreement of N-able, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
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

21.1+	Subsidiaries of N-able, Inc.
23.1+ ~	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+
Indicates documents previously filed or furnished, as applicable, with the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 8, 2022, which is being amended hereby

~	Additional Information for Independent Registered Public Accounting Firm:
PricewaterhouseCoopers LLP
Austin, Texas
PCAOB ID:
238
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

N-able, Inc.

Dated:	August 9, 2022	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)