Form 10-Q
period 2022-06-30
N-able, Inc.
filed 2022-08-11
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 8, 2022, 180,213,050 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact of foreign exchange rates and macroeconomic conditions on our business;
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
•the possibility that general economic conditions or uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic, inflation, rising interest rates, war and political unrest, military conflict (including between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally, or that such factors may otherwise harm our financial condition or results of operations;
•any inability to generate significant volumes of high quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
•any inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•risks associated with our international operations;
•foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;

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
•the timing and success of new product introductions and product upgrades by us or our competitors;
•our ability to protect and defend our intellectual property and not infringe upon others’ intellectual property;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;
•our indebtedness, including rising interest rates, potential restrictions on our operations and the impact of events of default;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$86,618	$66,736
Accounts receivable, net of allowances of $1,580 and $1,653 as of June 30, 2022 and December 31, 2021, respectively	34,087	33,041
Income tax receivable	9,092	7,250
Prepaid and other current assets	13,629	13,962
Total current assets	143,426	120,989
Property and equipment, net	36,451	38,748
Operating lease right-of-use assets	34,417	36,206
Deferred taxes	1,697	1,681
Goodwill	809,707	840,923
Intangible assets, net	3,569	8,066
Other assets, net	9,504	9,086
Total assets	$1,038,771	$1,055,699
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,384	$5,865
Due to affiliates	145	464
Accrued liabilities and other	26,683	30,944
Current operating lease liabilities	5,795	4,830
Income taxes payable	6,983	4,600
Current portion of deferred revenue	10,991	10,675
Current debt obligation	3,500	3,500
Total current liabilities	58,481	60,878
Long-term liabilities:
Deferred revenue, net of current portion	158	223
Non-current deferred taxes	3,121	2,632
Non-current operating lease liabilities	36,176	37,822
Long-term debt, net of current portion	334,429	335,379
Other long-term liabilities	412	410
Total liabilities	432,777	437,344
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 180,146,580 and 179,049,429 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	180	179
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	616,148	602,996
Accumulated other comprehensive (loss) income	(19,889)	15,053
Retained earnings	9,555	127
Total stockholders' equity	605,994	618,355
Total liabilities and stockholders' equity	$1,038,771	$1,055,699
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription and other revenue	$91,627	$85,340	$182,487	168,530
Cost of revenue:
Cost of revenue	13,624	11,783	26,905	23,087
Amortization of acquired technologies	545	1,037	1,527	3,741
Total cost of revenue	14,169	12,820	28,432	26,828
Gross profit	77,458	72,520	154,055	141,702
Operating expenses:
Sales and marketing	32,020	24,498	63,074	50,212
Research and development	15,241	12,501	30,626	24,543
General and administrative	18,440	21,364	36,069	41,592
Amortization of acquired intangibles	1,460	4,276	2,921	10,295
Total operating expenses	67,161	62,639	132,690	126,642
Operating income	10,297	9,881	21,365	15,060
Other expense:
Interest expense, net	(3,845)	(6,082)	(7,371)	(12,600)
Other income (expense), net	175	(54)	1,234	(583)
Total other expense	(3,670)	(6,136)	(6,137)	(13,183)
Income before income taxes	6,627	3,745	15,228	1,877
Income tax expense	2,300	3,283	5,800	5,693
Net income (loss)	$4,327	$462	$9,428	$(3,816)
Net income (loss) per share:
Basic earnings (loss) per share	$0.02	$0.00	$0.05	$(0.02)
Diluted earnings (loss) per share	$0.02	$0.00	$0.05	$(0.02)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic earnings (loss) per share:	180,034	158,124	179,948	158,124
Shares used in computation of diluted earnings (loss) per share:	180,504	158,124	180,675	158,124
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$4,327	$462	$9,428	$(3,816)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25,775)	5,407	(34,942)	(13,912)
Other comprehensive (loss) income	(25,775)	5,407	(34,942)	(13,912)
Comprehensive (loss) income	$(21,448)	$5,869	$(25,514)	$(17,728)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of March 31, 2022	179,916	$180	$607,261	$5,886	$5,228	$618,556
Net income	—	—	—	—	4,327	4,327
Foreign currency translation adjustment		—	—	(25,775)	—	(25,775)
Exercise of stock options	10	—	11	—	—	11
Restricted stock units issued, net of shares withheld for taxes	215	—	(991)	—	—	(991)
Issuance of stock	6	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—		—			—
Stock-based compensation	—	—	9,866	—	—	9,866
Balance at June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	9,428	9,428
Foreign currency translation adjustment	—	—	—	(34,942)	—	(34,942)
Exercise of stock options	23	—	27	—	—	27
Restricted stock units issued, net of shares withheld for taxes	961	1	(5,543)	—	—	(5,542)
Issuance of stock	57	—	—	—	—	—
Issuance of stock under employee stock purchase plan	57	—	568			568
Stock-based compensation		—	18,100	—	—	18,100
Balance at June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994

	Three Months Ended June 30, 2021

	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance as of March 31, 2021	$585,060	$29,672	$614,732
Net income	462	—	462
Foreign currency translation adjustment	—	5,407	5,407
Net Transfers to Parent	$8,400	$—	$8,400
Stock-based compensation	$4,274	$—	$4,274
Balance as of June 30, 2021	$598,196	$35,079	$633,275

	Six Months Ended June 30, 2021

	Parent Company Net Investment	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$582,206	$48,991	$631,197
Net loss	(3,816)	—	(3,816)
Foreign currency translation adjustment	—	(13,912)	(13,912)
Net Transfers to Parent	10,783	—	10,783
Stock-based compensation	9,023	—	9,023
Balance as of June 30, 2021	$598,196	$35,079	$633,275
The accompanying notes are an integral part of these Consolidated Financial Statements

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$9,428	$(3,816)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,233	19,289
(Benefit from) provision for doubtful accounts	(73)	500
Stock-based compensation expense	17,966	9,023
Deferred taxes	345	(2,381)
Amortization of debt issuance costs	814	—
Operating lease right-of-use assets, net	(424)	—
(Gain) loss on foreign currency exchange rates	(597)	467
Other non-cash expenses	43	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,512)	(1,327)
Income tax receivable	(1,884)	(153)
Prepaid expenses and other assets	217	(6,117)
Accounts payable	(839)	(5,336)
Due to and from affiliates	(463)	12,184
Accrued liabilities and other	(1,822)	5,118
Accrued related party interest payable	—	(2,039)
Income taxes payable	1,965	(2,197)
Deferred revenue	358	(126)
Other long-term assets	112	—
Net cash provided by operating activities	35,867	23,089
Cash flows from investing activities
Purchases of property and equipment	(5,427)	(12,757)
Purchases of intangible assets	(2,356)	(2,252)
Net cash used in investing activities	(7,783)	(15,009)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock	(5,543)	—
Exercise of stock options	27	—
Proceeds from issuance of common stock under employee stock purchase plan	568	—
Repayments of borrowings from Credit Agreement	(1,750)	—
Repayments of borrowings due to affiliates	—	(68,620)
Net transfers from Parent	—	10,783
Net cash used in financing activities	(6,698)	(57,837)
Effect of exchange rate changes on cash and cash equivalents	(1,504)	(433)
Net increase (decrease) in cash and cash equivalents	19,882	(50,190)
Cash and cash equivalents
Beginning of period	66,736	99,790
End of period	$86,618	$49,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,183	$14,640
Cash paid for income taxes	$3,829	$9,816

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(583)	$(2,653)
Right-of-use assets obtained in exchange for operating lease liabilities	$967	$21,235
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 ("COVID-19") pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three and six months ended June 30, 2022 and 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted and Issued Accounting Pronouncements
As of June 30, 2022, there have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. We held no financial instruments as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 5. Debt for additional information regarding our debt.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$15,053	$15,053
Other comprehensive loss before reclassification	(34,942)	(34,942)
Net current period other comprehensive loss	(34,942)	(34,942)
Balance at June 30, 2022	$(19,889)	$(19,889)

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Subscription revenue	$89,369	$82,821	$178,004	$163,492
Other revenue	2,258	2,519	4,483	5,038
Total subscription and other revenue	$91,627	$85,340	$182,487	$168,530

During the three month periods ended June 30, 2022 and 2021, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue recognized at a point in time	$14,749	$15,082	$30,263	$30,192
Revenue recognized over time	76,878	70,258	$152,224	$138,338
Total revenue recognized	$91,627	$85,340	$182,487	$168,530

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$10,898
Deferred revenue recognized	(9,701)
Additional amounts deferred	9,952
Balance at June 30, 2022	$11,149
We expect to recognize revenue related to remaining performance obligations as of June 30, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$11,149	$10,991	$158	$—

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Amortization of acquired technologies	$545	$1,037	$1,527	$3,741

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2022:

(in thousands)
Balance at December 31, 2021	$840,923
Foreign currency translation	(31,216)
Balance at June 30, 2022	$809,707
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

	(in thousands)
General and administrative	$10,012	$19,101
Research and development	63	135
Sales and marketing	6	34
Cost of revenue	8	50
Total	$10,089	$19,320
Due to and from Affiliates
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of June 30, 2022 and December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $6.1 million and $12.6 million for the three and six months ended June 30, 2021, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
Due to affiliates within current liabilities primarily comprises $0.1 million and $0.5 million relating to transition services provided by SolarWinds as of June 30, 2022 and December 31, 2021, respectively. Due from affiliates within accounts

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

receivable comprises $0.2 million and $0.1 million of receivables due from SolarWinds as of June 30, 2022 and December 31, 2021, respectively.
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
For the periods through the Separation and Distribution date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $4.1 million for the three months ended June 30, 2021. In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three and six months ended June 30, 2022, we recognized $0.6 million and $1.2 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provide various services to each other. Under this agreement, SolarWinds continues to provide us with certain corporate and shared services, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which N-able anticipates to be on or around December 31, 2022. We incurred less than $0.1 million of costs under the Transition Services Agreement during the three and six months ended June 30, 2022, respectively.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and six months ended June 30, 2022, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.4 million and $0.7 million of revenue and incurred less than $0.1 million and $0.1 million of costs under the Software OEM Agreements during the three and six months ended June 30, 2022, respectively.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and six months ended June 30, 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and six months ended June 30, 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and six months ended June 30, 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million and less than $0.1 million of revenue and incurred $0.2 million and $0.4 million of costs under the Software Cross License Agreement during the three and six months ended June 30, 2022, respectively.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information relating to our outstanding debt as of June 30, 2022:

	June 30, 2022
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$347,375	4.57%
Revolving credit facility	—	—%
Total principal amount	347,375
Unamortized discount and debt issuance costs	(9,446)
Total debt, net	337,929
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$334,429
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
As of June 30, 2022, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under Credit Agreement as of June 30, 2022:

(in thousands)
2022	$1,750
2023	3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	331,625
Total minimum principal payments	$347,375
6. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$4,327	$462	$9,428	$(3,816)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	180,034	158,124	179,948	158,124
Basic earnings (loss) per share	$0.02	$0.00	$0.05	$(0.02)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$4,327	$462	$9,428	$(3,816)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	180,034	158,124	179,948	158,124
Add dilutive impact of employee equity plans	470	—	727	—
Weighted-average shares used in computing diluted earnings (loss) per share	180,504	158,124	180,675	158,124
Diluted earnings (loss) per share	$0.02	$0.00	$0.05	$(0.02)
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the three months ended June 30, 2021 as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2022 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022

	(in thousands)
Restricted stock units	6,310	3,798
Total anti-dilutive shares	6,310	3,798
7. Income Taxes
For the three months ended June 30, 2022 and 2021, we recorded income tax expense of $2.3 million and $3.3 million, respectively, resulting in an effective tax rate of 34.7% and 87.7%, respectively. For the six months ended June 30, 2022 and 2021, we recorded income tax expense of $5.8 million and $5.7 million, respectively, resulting in an effective tax rate of 38.1% and 303.3%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to an increase in income before income taxes and a decrease in the amount of the unbenefited loss in the U.S.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2022, we did not have any accrued interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2021 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the six months ended June 30, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years was closed with immaterial adjustments. On March 31, 2022, we received correspondence from the Canadian Revenue Agency (“CRA”) indicating that we are under Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018. On June 16, 2022, we received correspondence from the CRA indicating the audit for Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018 was closed without adjustments.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
9. Subsequent Events
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. ("Spinpanel") for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Based in the Netherlands, Spinpanel is a multi-tenant Microsoft 365 management and automation platform built for Microsoft Cloud Solution Providers to automate the provisioning, security, and management of all Microsoft tenants, users, and licenses in a single consolidated hub. The acquisition of Spinpanel is intended to help our partners optimize the value of their Microsoft Cloud products and, in turn, give Spinpanel customers access to a wider array of IT management and security solutions.

The transaction will be accounted for using the acquisition method of accounting. Accordingly, the results of operations of Spinpanel since the acquisition date will be included in our Consolidated Financial Statements for the third quarter of 2022.

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

Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated Financial Statements at June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements. The results reported in these Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the "Form 10"). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the "Information Statement"). See Note 2. Summary of Significant Accounting Policies and Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details.

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
We believe that the COVID-19 pandemic creates both opportunities and challenges for our business. As a result of the pandemic, we have seen an acceleration of digital transformation efforts among SMEs with increased demand for secure, modern remote work environments. We believe this will support long-term demand for services offered by our MSP partners. The pandemic also has resulted in significant volatility, uncertainty and disruption in the global economy, in particular for SMEs. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the second quarter of 2022, we have seen the impact on revenue growth continue to dissipate.
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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of June 30, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the six months ended June 30, 2022, we believe that the adverse impacts of the Cyber Incident on our financial results will diminish over time in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
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
Second Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $91.6 million and $85.3 million for the three months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022, we had approximately 25,000 customers. Additionally, as of June 30, 2022, we had 1,818 MSP partners with annualized recurring revenue ("ARR") over $50,000 on our platform, up from 1,647 as of June 30, 2021, representing an increase of 10.4%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 46% of our total ARR as of June 30, 2021 to approximately 50% of our total ARR as of June 30, 2022. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended June 30, 2022 was $4.3 million compared to net income of $0.5 million for the three months ended June 30, 2021. The increase in net income for the three months ended June 30, 2022 was primarily due to an increase in revenue, a decrease in amortization of both acquired technologies and intangibles, and a decrease in interest expense. Our Adjusted EBITDA, calculated as net income of $4.3 million and net income of $0.5 million for the three months ended June 30, 2022 and 2021, respectively, excluding amortization of acquired intangible assets and developed technology of $2.7 million and $5.3 million, respectively, depreciation expense of $3.2 million and $2.6 million, respectively, income tax expense of $2.3 million and $3.3 million, respectively, interest expense, net of $3.8 million and $6.1 million, respectively, unrealized foreign currency losses of $0.2 million and less than $0.1 million, respectively, acquisition related costs of $0.3 million and $(0.1) million, respectively, spin-off costs of $0.4 million and $6.0 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.0 million and $4.4 million, respectively, and restructuring costs and other of $0.4 million and $0.1 million, respectively, was $27.6 million and $28.2 million for the three months ended June 30, 2022 and 2021, respectively.

Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2022 and 2021, cash flows from operations were $22.7 million and $9.9 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $3.1 million and $11.4 million for the three months ended June 30, 2022 and 2021, respectively, and cash payments for income taxes of $3.1 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated Financial Statements. The total number of employees fully dedicated to our business was 1,448, 1,399, and 1,327 as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively. Our stock-based compensation expense increased during the three and six months ended June 30, 2022 as compared to the corresponding period of the prior fiscal year primarily due to the impact of both the conversion of existing unvested and unexercised equity awards in connection with the Separation and Distribution and new equity awards granted to employees following the Separation and Distribution through June 30, 2022. Our travel costs increased during the three and six months ended June 30, 2022 as compared to the corresponding period of the prior fiscal year, which reflected reduced travel due to COVID-19.
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
Other Expense
Other expense primarily consists of interest expense related to our credit agreement and related party debt and gains (losses) resulting from changes in exchange rates on foreign currency denominated accounts. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information on how interest rates impact our financial results.
Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information on how foreign currency impacts our financial results.
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
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$89,369	97.5%	$82,821	97.0%	$6,548
Other revenue	2,258	2.5	2,519	3.0	(261)
Total subscription and other revenue	$91,627	100.0%	$85,340	100.0%	$6,287
Total revenue increased $6.3 million, or 7.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily driven by our security and data protection solutions. Based on MSP partner location, revenue from the United States was approximately 48.4% and 45.1% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.4% and 11.1% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $6.5 million, or 7.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 106% and 110% for the trailing twelve-month periods ended June 30, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased by $0.3 million, or 10.4%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to decreases in sales of maintenance agreements for our perpetual licenses. During the three months ended March 31, 2020, we discontinued perpetual license upgrades.
Cost of Revenue

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$13,624	14.9%	$11,783	13.8%	$1,841
Amortization of acquired technologies	545	0.6	1,037	1.2	(492)
Total cost of revenue	$14,169	15.5%	$12,820	15.0%	$1,349
Total cost of revenue increased $1.3 million, or 10.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to an increase in royalties and public cloud infrastructure and hosting fees of $1.0 million, an increase in personnel costs of $0.3 million, which includes an increase in stock-based compensation expense of $0.1 million, an increase in allocated costs of $0.3 million, and an increase in depreciation and other amortization of $0.3 million, partially offset by a decrease of $0.5 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016.
Operating Expenses

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$32,020	34.9%	$24,498	28.7%	$7,522
Research and development	15,241	16.6	12,501	14.6	2,740
General and administrative	18,440	20.1	21,364	25.0	(2,924)
Amortization of acquired intangibles	1,460	1.6	4,276	5.0	(2,816)
Total operating expenses	$67,161	73.3%	$62,639	73.3%	$4,522
Sales and Marketing. Sales and marketing expenses increased $7.5 million, or 30.7%, primarily due to a net increase in personnel costs of $4.8 million, which includes an increase in stock-based compensation expense of $6.0 million, an increase of $1.0 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, an increase in marketing program costs of $1.0 million, an increase in travel costs of $0.3 million, and an increase in professional fees of $0.2 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $2.7 million, or 21.9%, primarily due to an increase in personnel costs of $1.8 million, which includes an increase in stock-based compensation expense of $1.0 million, an increase of $0.5 million in subscription costs, an increase of $0.4 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, and an increase of $0.3 million in contract services costs, partially offset by an increase in capitalized internal-use software costs of $0.3 million and a decrease in professional fees of $0.3 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses decreased $2.9 million, or 13.7%, primarily due to a decrease in costs associated with our separation from SolarWinds of $6.3 million, partially offset by an increase of $1.6 million in personnel costs, which includes an increase in stock-based compensation expense of $2.0 million, an increase of $1.5 million in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations following our separation from SolarWinds, and an increase of $0.2 million in contract services costs. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.8 million, or 65.9%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(3,845)	(4.2)%	$(6,082)	(7.1)%	$2,237
Interest expense, net decreased by $2.2 million, or 36.8%, in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 4. Relationship with Parent and Related Entities and Note 5. Debt of the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
Other Income (Expense), Net

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$175	0.2%	$(54)	(0.1)%	$229
Other income (expense), net increased by $0.2 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$6,627	7.2%	$3,745	4.4%	$2,882
Income tax expense	2,300	2.5	3,283	3.8	(983)
Effective tax rate	34.7%		87.7%		(53.0)%
Our income tax expense for the three months ended June 30, 2022 decreased by $1.0 million as compared to the three months ended June 30, 2021. The effective tax rate decreased to 34.7% for the period primarily due to an increase in income before income taxes and a decrease in the amount of the unbenefited loss in the U.S. For additional discussion about our income taxes, see Note 7. Income Taxes of the Notes to Consolidated Financial Statements.

Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$178,004	97.5%	$163,492	97.0%	$14,512
Other revenue	4,483	2.5	5,038	3.0	(555)
Total subscription and other revenue	$182,487	100.0%	$168,530	100.0%	$13,957
Total revenue increased $13,957, or 8.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven by our security and data protection solutions. Based on MSP partner location, revenue from the United States was approximately 47.8% and 45.4% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.7% and 11.0% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Other than North America and the United Kingdom, no single region accounted for 10% or more of our total revenue during these periods.
Recurring Revenue
Subscription Revenue. Subscription revenue increased $14.5 million, or 8.9%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our increase in subscription revenue was driven primarily by an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 106% and 110% for the trailing twelve-month periods ended June 30, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products.
Other Revenue. Other revenue decreased $0.6 million, or 11.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to decreases in sales of our perpetual licenses and the related maintenance agreements. During the three months ended March 31, 2020, we discontinued perpetual license upgrades.
Cost of Revenue

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$26,905	14.7%	$23,087	13.7%	$3,818
Amortization of acquired technologies	1,527	0.8	3,741	2.2	(2,214)
Total cost of revenue	$28,432	15.6%	$26,828	15.9%	$1,604
Total cost of revenue increased $1.6 million, or 6.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $2.4 million, an increase in personnel costs to support new MSP partners and additional solution offerings of $0.7 million, which includes an increase of less than $0.3 million in stock-based compensation expense, an increase in depreciation and other amortization of $0.6 million, and an increase in allocated costs of $0.2 million, partially offset by a decrease of $2.2 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016.

Operating Expenses

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$63,074	34.6%	$50,212	29.8%	$12,862
Research and development	30,626	16.8	24,543	14.6	6,083
General and administrative	36,069	19.8	41,592	24.7	(5,523)
Amortization of acquired intangibles	2,921	1.6	10,295	6.1	(7,374)
Total operating expenses	$132,690	72.7%	$126,642	75.2%	$6,048
Sales and Marketing. Sales and marketing expenses increased $12.9 million, or 25.6%, primarily due to a net increase in personnel costs of $8.6 million, which includes an increase of $11.5 million in stock-based compensation expense, an increase of $2.8 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, an increase in contract services costs of $0.7 million, an increase in travel costs of $0.5 million, and an increase in marketing program costs of $0.2 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $6.1 million, or 24.8%, primarily due to an increase in personnel costs of $4.1 million, which includes an increase of $1.8 million in stock-based compensation expense, an increase of $1.1 million in subscription costs, an increase of $0.8 million in contract services costs, and an increase of $0.8 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, partially offset by an increase in capitalized internal-use software costs of $0.6 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses decreased $5.5 million, or 13.3%, primarily due to a decrease of $12.2 million in costs associated with our separation from SolarWinds, partially offset by a $3.1 million increase in personnel costs, which includes an increase of $3.0 million in stock-based compensation expense, an increase of $3.0 million in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations following our separation from SolarWinds, and an increase in taxes other than income taxes of $0.4 million. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $7.4 million, or 71.6%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,371)	(4.0)%	$(12,600)	(7.5)%	$5,229

Interest expense, net decreased by $5.2 million, or 41.5%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 4. Relationship with Parent and Related Entities and Note 5. Debt of the Notes to Consolidated Financial Statements for further details regarding our related party debt.`
Other Income (Expense), Net

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$1,234	0.7%	$(583)	(0.3)%	$1,817
Other income (expense), net increased by $1.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Six Months Ended June 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$15,228	8.3%	$1,877	1.1%	$13,351
Income tax expense	5,800	3.2	5,693	3.4	107
Effective tax rate	38.1%		303.3%		(265.2)%
Our income tax expense for the six months ended June 30, 2022 increased by $0.1 million as compared to the six months ended June 30, 2021. The effective tax rate decreased to 38.1% for the period primarily due to an increase in income before income taxes and a decrease in the amount of the unbenefited loss in the U.S. For additional discussion about our income taxes, see Note 7. Income Taxes of the Notes to Consolidated Financial Statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
GAAP operating income	$10,297	$9,881	$21,365	$15,060
Stock-based compensation expense and related employer-paid payroll taxes	9,974	4,350	18,758	9,472
Amortization of acquired technologies	545	1,037	1,527	3,741
Amortization of acquired intangibles	1,460	4,276	2,921	10,295
Acquisition related costs	269	(87)	269	(87)
Spin-off costs	420	6,033	954	12,148
Restructuring costs and other	357	117	429	130
Non-GAAP operating income	$23,322	$25,607	$46,223	$50,759
GAAP operating margin	11.2%	11.6%	11.7%	8.9%
Non-GAAP operating margin	25.5%	30.0%	25.3%	30.1%

Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangible assets and developed technology, depreciation expense, income tax expense (benefit), interest expense, net, unrealized foreign currency losses (gains), acquisition related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring and other costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
Net income (loss)	$4,327	462	$9,428	(3,816)
Amortization	2,694	5,313	5,837	14,036
Depreciation	3,201	2,646	6,396	5,252
Income tax expense	2,300	3,283	5,800	5,693
Interest expense, net	3,845	6,082	7,371	12,600
Unrealized foreign currency losses (gains)	228	46	(597)	467
Acquisition related costs	269	(87)	269	(87)
Spin-off costs	420	6,033	954	12,148
Stock-based compensation expense and related employer-paid payroll taxes	9,974	4,350	18,758	9,472
Restructuring costs and other	357	117	429	130
Adjusted EBITDA	$27,615	$28,245	$54,645	$55,895
Adjusted EBITDA margin	30.1%	33.1%	29.9%	33.2%
Liquidity and Capital Resources
Cash and cash equivalents were $86.6 million as of June 30, 2022. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $84.8 million of cash and cash equivalents, of which 87.4%, 7.5% and 2.5% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the "Credit Agreement") with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the "Credit Facilities"), consisting of a $60.0 million revolving credit facility (the "Revolving Facility"), and a $350.0 million term loan facility (the "Term Loan"). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $337.9 million and $338.9 million as of June 30, 2022 and December 31, 2021, respectively, net of debt issuance costs of $9.4 million and $10.2 million, respectively. See Note 5. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three months ended June 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Related Party Indebtedness
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of June 30, 2022 and December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate ("LIBOR") for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
On May 27, 2016, we entered into an additional loan agreement with SolarWinds Holdings, Inc. The loan agreement, as amended, has an original principal amount of $200.0 million and a maturity date of May 27, 2026. Borrowings under the loan agreement bear interest at a fixed rate of 2.24%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
Interest expense related to the activity with SolarWinds Holdings, Inc. was $6.1 million and $12.6 million for the three and six months ended June 30, 2021. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.

See Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details regarding our borrowings due to affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$35,867	$23,089
Net cash used in investing activities	(7,783)	(15,009)
Net cash used in financing activities	(6,698)	(57,837)
Effect of exchange rate changes on cash and cash equivalents	(1,504)	(433)
Net increase (decrease) in cash and cash equivalents	$19,882	$(50,190)
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
Cash provided by operating activities increased in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a decrease in prepaid expenses and other assets, an increase in accounts payable, an increase in income taxes payable, and the elimination of accrued related party interest payable, partially offset by a decrease in due to and from affiliates, a decrease in accrued liabilities and other, and an increase in income taxes receivable. The net cash outflow of $3.9 million and inflow of less than $0.1 million resulting from the changes in our operating assets and liabilities for the six months ended June 30, 2022 and 2021, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts. Cash flow from operations for the six months ended June 30, 2022 and 2021 was reduced by $3.8 million and $9.8 million of cash paid for taxes, respectively.
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
Net cash used in investing activities decreased in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to decreases in capital expenditures, partially offset by increases in capitalized research and development costs.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, repayments of borrowings from the Credit Agreement, repayments associated with our borrowings due to affiliates, and net transfers from Parent.

Net cash used in financing activities decreased in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the elimination of repayments of borrowings due to affiliates and net transfers from Parent following the Separation and Distribution and the exercise of stock options, partially offset by payments of tax withholding obligations related to restricted stock and repayments of borrowings from the Credit Agreement. Net transfers from Parent include the total net effect of the settlement of any transactions prior to the Separation and Distribution which have been included in our Consolidated Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 4. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details regarding the Parent company net investment.

Contractual Obligations and Commitments
During the three months ended March 31, 2022, we entered into a lease agreement for our existing office space in Sydney, Australia for a term of three years. This lease is classified as an operating lease. With the exception of this lease agreement and the resulting impact on our operating lease right-of-use assets and current and non-current operating lease liabilities, as of June 30, 2022, there have been no material changes in our contractual obligations and commitments as of December 31, 2021 that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $86.6 million and $66.7 million at June 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of bank demand deposits and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $337.9 million and $338.9 million as of June 30, 2022 and December 31, 2021, respectively. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of June 30, 2022 and December 31, 2021, the annual weighted-average interest rate on borrowings was 4.57% and 3.50%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.5 million as of June 30, 2022 and December 31, 2021, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2022 and December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at June 30, 2022 and December 31, 2021.
See Note 5. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, Europe and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response, to the COVID-19 pandemic or the Russia-Ukraine conflict. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the three months ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
During the three months ended June 30, 2022, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
April 1 - 30, 2022	—	$—	—	$—
May 1 - 31, 2022	—	—	—	—
June 1 - 30, 2022	7,350	0	—	—
Total	7,350		—
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

N-able, Inc.

Dated:	August 11, 2022	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)