Form 10-Q
period 2022-09-30
N-able, Inc.
filed 2022-11-10
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 7, 2022, 180,684,640 shares of common stock, par value $0.001 per share, were outstanding.

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
•our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity; and
•expectations regarding our spin-off from SolarWinds Corporation (“SolarWinds”) into a newly created and separately traded public company.
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
•the impact of adverse economic conditions;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$87,729	$66,736
Accounts receivable, net of allowances of $1,791 and $1,653 as of September 30, 2022 and December 31, 2021, respectively	31,625	33,041
Income tax receivable	9,973	7,250
Prepaid and other current assets	14,265	13,962
Total current assets	143,592	120,989
Property and equipment, net	37,271	38,748
Operating lease right-of-use assets	33,033	36,206
Deferred taxes	1,707	1,681
Goodwill	795,937	840,923
Intangible assets, net	9,994	8,066
Other assets, net	9,922	9,086
Total assets	$1,031,456	$1,055,699
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,797	$5,865
Due to affiliates	—	464
Accrued liabilities and other	33,802	30,944
Current operating lease liabilities	5,763	4,830
Income taxes payable	2,606	4,600
Current portion of deferred revenue	10,953	10,675
Current debt obligation	3,500	3,500
Total current liabilities	59,421	60,878
Long-term liabilities:
Deferred revenue, net of current portion	281	223
Non-current deferred taxes	5,224	2,632
Non-current operating lease liabilities	34,130	37,822
Long-term debt, net of current portion	333,959	335,379
Other long-term liabilities	4,309	410
Total liabilities	437,324	437,344
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 180,459,957 and 179,049,429 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	180	179
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	626,240	602,996
Accumulated other comprehensive (loss) income	(42,137)	15,053
Retained earnings	9,849	127
Total stockholders' equity	594,132	618,355
Total liabilities and stockholders' equity	$1,031,456	$1,055,699
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription and other revenue	$93,527	$88,423	$276,014	256,953
Cost of revenue:
Cost of revenue	14,587	11,279	41,492	34,366
Amortization of acquired technologies	516	1,017	2,043	4,758
Total cost of revenue	15,103	12,296	43,535	39,124
Gross profit	78,424	76,127	232,479	217,829
Operating expenses:
Sales and marketing	31,149	30,178	94,223	80,390
Research and development	16,038	14,649	46,664	39,192
General and administrative	18,050	19,888	54,119	61,480
Amortization of acquired intangibles	1,465	1,640	4,386	11,935
Total operating expenses	66,702	66,355	199,392	192,997
Operating income	11,722	9,772	33,087	24,832
Other expense:
Interest expense, net	(5,088)	(3,111)	(12,459)	(15,711)
Other expense, net	(1,795)	(884)	(561)	(1,467)
Total other expense	(6,883)	(3,995)	(13,020)	(17,178)
Income before income taxes	4,839	5,777	20,067	7,654
Income tax expense	4,545	3,904	10,345	9,597
Net income (loss)	$294	$1,873	$9,722	$(1,943)
Net income (loss) per share:
Basic earnings (loss) per share	$0.00	$0.01	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.00	$0.01	$0.05	$(0.01)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic earnings (loss) per share:	180,323	174,468	180,072	163,601
Shares used in computation of diluted earnings (loss) per share:	181,145	175,752	180,966	163,601
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$294	$1,873	$9,722	$(1,943)
Other comprehensive loss:
Foreign currency translation adjustment	(22,248)	(10,512)	(57,190)	(24,424)
Other comprehensive loss	(22,248)	(10,512)	(57,190)	(24,424)
Comprehensive loss	$(21,954)	$(8,639)	$(47,468)	$(26,367)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994
Net income	—	—	—	—	294	294
Foreign currency translation adjustment	—	—	—	(22,248)	—	(22,248)
Exercise of stock options	3	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	221	—	(810)	—	—	(810)
Issuance of stock	4	—	—	—	—	—
Issuance of stock under employee stock purchase plan	85	—	747			747
Stock-based compensation	—	—	10,151	—	—	10,151
Balance as of September 30, 2022	180,460	$180	$626,240	$(42,137)	$9,849	$594,132

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	9,722	9,722
Foreign currency translation adjustment	—	—	—	(57,190)	—	(57,190)
Exercise of stock options	27	—	31	—	—	31
Restricted stock units issued, net of shares withheld for taxes	1,182	1	(6,354)	—	—	(6,353)
Issuance of stock	60	—	—	—	—	—
Issuance of stock under employee stock purchase plan	142	—	1,315	—	—	1,315
Stock-based compensation	—	—	28,252	—	—	28,252
Balance as of September 30, 2022	180,460	$180	$626,240	$(42,137)	$9,849	$594,132

	Three Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of June 30, 2021	—	$—	$598,196	$—	$35,079	$—	$633,275
Net income	—	—	3,802	—	—	—	3,802
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—	—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—	—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—	—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079	$—	$619,095
Net loss	—	—	—	—	—	(1,929)	(1,929)
Foreign currency translation adjustment	—	—	—	—	(10,512)	—	(10,512)
Exercise of stock options	30	—	—	18	—	—	18
Restricted stock units issued, net of shares withheld for taxes	56	—	—	(382)	—	—	(382)
Issuance of stock	5	—	—	—	—	—	—
Stock-based compensation	—	—	—	11,617	—	—	11,617
Balance as of September 30, 2021	178,734	$179	$—	$595,090	$24,567	$(1,929)	$617,907

	Nine Months Ended September 30, 2021
	Common Stock
	Shares	Amount	Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2020	—	$—	$582,206	$—	$48,991	$—	$631,197
Net loss	—	—	(14)	—	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(13,912)	—	(13,912)
Stock-based compensation	—	—	9,023	—	—	—	9,023
Net transfers from Parent	—	—	10,783	—	—	—	10,783
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—	—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—	—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858			179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079	$—	$619,095
Net loss	—	—	—	—	—	(1,929)	(1,929)
Foreign currency translation adjustment	—	—	—	—	(10,512)	—	(10,512)
Exercise of stock options	30	—	—	18	—	—	18
Restricted stock units issued, net of shares withheld for taxes	56	—	—	(382)	—	—	(382)
Issuance of stock	5	—	—	—	—	—	—
Stock-based compensation	—	—	—	11,617	—	—	11,617
Balance as of September 30, 2021	178,734	$179	$—	$595,090	$24,567	$(1,929)	$617,907
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$9,722	$(1,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,270	25,058
Provision for doubtful accounts	138	1,549
Stock-based compensation expense	28,078	20,962
Deferred taxes	213	(2,426)
Amortization of debt issuance costs	1,219	324
Operating lease right-of-use assets, net	(1,153)	1,807
Loss on foreign currency exchange rates	889	1,195
Loss on contingent consideration	166	—
Other non-cash expenses	43	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	278	(8,235)
Income tax receivable	(2,802)	(1,100)
Prepaid expenses and other assets	(397)	(10,301)
Accounts payable	(2,437)	(1,738)
Due to and from affiliates	(402)	(7,834)
Accrued liabilities and other	3,126	12,646
Accrued related party interest payable	—	(2,477)
Income taxes payable	(2,910)	(2,016)
Deferred revenue	493	688
Other long-term assets	481	—
Net cash provided by operating activities	53,015	26,159
Cash flows from investing activities
Purchases of property and equipment	(9,690)	(19,409)
Purchases of intangible assets	(3,512)	(2,920)
Acquisitions, net of cash acquired	(9,302)	—
Net cash used in investing activities	(22,504)	(22,329)
Cash flows from financing activities
Proceeds from Private Placement, net of $9,000 of issuance costs	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	(216,000)
Payments of tax withholding obligations related to restricted stock	(6,353)	(381)
Exercise of stock options	31	18
Proceeds from issuance of common stock under employee stock purchase plan	1,315	—
Proceeds from Credit Agreement	—	350,000
Payments for debt issuance costs	—	(10,075)
Repayments of borrowings from Credit Agreement	(2,625)	—
Repayments of borrowings due to affiliates	—	(372,650)
Net transfers to Parent	—	(7,378)
Net cash used in financing activities	(7,632)	(40,466)
Effect of exchange rate changes on cash and cash equivalents	(1,886)	(1,582)
Net increase (decrease) in cash and cash equivalents	20,993	(38,218)
Cash and cash equivalents
Beginning of period	66,736	99,790
End of period	$87,729	$61,572
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,248	$17,796
Cash paid for income taxes	$13,157	$14,985
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(572)	$1,542
Right-of-use assets obtained in exchange for operating lease liabilities	$967	$31,079
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Background
On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its managed service provider (“MSP”) business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the “Separation”).
On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the “Distribution”) of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the “Record Date”). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,020,156 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,040,312 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “NABL” on the New York Stock Exchange. Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are prepared on a “carve-out” basis as described below.
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries is a leading global provider of cloud-based software solutions for MSPs, enabling them to support digital transformation and growth for small and medium-sized enterprises (“SMEs”), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
N-able qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2021, collectively referred to as our “2021 Annual Report.”
Prior to the Separation from SolarWinds
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. The Consolidated Statements of Operations include all revenues and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to us based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount. See Note 5. Relationship with Parent and Related Entities for further details. The allocated costs were deemed to be settled by N-able to SolarWinds in the period in which the expense was recorded in the Consolidated Statements of Operations and these settlements were reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of N-able by applying Accounting Standards Codification No. 740, Income Taxes (“ASC 740”), to N-able’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

SolarWinds maintains various stock-based compensation plans at a corporate level. N-able employees participated in those programs prior to the Separation and Distribution and a portion of the compensation cost associated with those plans is included in N-able’s Consolidated Statements of Operations. The stock-based compensation expense is included within Parent company net investment for periods prior to the Separation and Distribution, with the accumulated balance included within Parent company net investment being transferred to additional paid-in capital upon consummation of the Separation and Distribution. The amounts presented in the Consolidated Financial Statements are not necessarily indicative of future awards. See Note 5. Relationship with Parent and Related Entities for further details.
SolarWinds' third party debt and the related interest have not been allocated to us for any of the applicable periods presented because SolarWinds' borrowings were primarily for corporate cash purposes and were not directly attributable to N-able. In addition, none of the N-able legal entities guaranteed the debt nor were they jointly and severally liable for SolarWinds' debt.
Any transactions which have been included in the Consolidated Financial Statements from legal entities which are not exclusively operating as N-able legal entities are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded between SolarWinds and the N-able business. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity. See Note 5. Relationship with Parent and Related Entities for further details.
All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, the Consolidated Financial Statements included herein may not be indicative of the results of operations and cash flows of N-able in the future or if N-able had been a separate, stand-alone publicly traded entity during the applicable periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation and Distribution, however, some of these functions continue to be provided by SolarWinds under a Transition Services Agreement. Additionally, we provide some services to SolarWinds under such Transition Services Agreement. See Note 5. Relationship with Parent and Related Entities for further details regarding allocated shared costs with SolarWinds.
Following the Separation from SolarWinds
Our financial statements for periods from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. We prepared our Consolidated Financial Statements in conformity with GAAP and the reporting regulations of the Securities and Exchange Commission (“SEC”). The accompanying Consolidated Financial Statements include the accounts of N-able, Inc. and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three and nine months ended September 30, 2022 and 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted and Issued Accounting Pronouncements
As of September 30, 2022, there have been no recent accounting pronouncements or changes in accounting pronouncements that are expected to have a material impact on our consolidated financial position, results of operations, or cash flows.
Money Market Fund Financial Assets
As of September 30, 2022, we have money market fund financial assets of $43.1 million, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. We had no money market fund financial assets as of December 31, 2021. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
Fair Value Measurements
We apply the authoritative guidance on fair value measurements for financial assets and liabilities, such as our money market fund financial assets and contingent consideration liabilities, that are measured at fair value on a recurring basis and non-financial assets and liabilities, such as goodwill, intangible assets and property, plant and equipment that are measured at fair value on a non-recurring basis.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. Our related party debt with SolarWinds Holdings, Inc. prior to the Separation is not carried at fair value. See Note 5. Relationship with Parent and Related Entities for further details regarding our related party debt. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of September 30, 2022. We held no financial instruments as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance at December 31, 2021	$15,053	$15,053
Other comprehensive loss before reclassification	(57,190)	(57,190)
Net current period other comprehensive loss	(57,190)	(57,190)
Balance at September 30, 2022	$(42,137)	$(42,137)

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Subscription revenue	$91,213	$86,100	$269,217	$249,592
Other revenue	2,314	2,323	6,797	7,361
Total subscription and other revenue	$93,527	$88,423	$276,014	$256,953
During the three month periods ended September 30, 2022 and 2021, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue recognized at a point in time	$14,997	$16,481	$45,260	$46,673
Revenue recognized over time	78,530	71,942	$230,754	$210,280
Total revenue recognized	$93,527	$88,423	$276,014	$256,953

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2021	$10,898
Deferred revenue recognized	(14,804)
Additional amounts deferred	15,140
Balance at September 30, 2022	$11,234
We expect to recognize revenue related to remaining performance obligations as of September 30, 2022 as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of deferred revenue	$11,234	$10,953	$281	$—

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Amortization of acquired technologies	$516	$1,017	$2,043	$4,758

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

3. Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Based in the Netherlands, Spinpanel is a multi-tenant Microsoft 365 management and automation platform built for Microsoft Cloud Solution Providers to automate the provisioning, security, and management of all Microsoft tenants, users, and licenses in a single consolidated hub. The acquisition of Spinpanel is intended to help our partners optimize the value of their Microsoft Cloud products and, in turn, give Spinpanel customers access to a wider array of IT management and security solutions. We incurred $0.2 million and $0.5 million in acquisition-related costs during the three and nine months ended September 30, 2022, respectively, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes.

The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill. We may have additional measurement period adjustments as we finalize the fair value of certain assets acquired and liabilities assumed, including the identifiable intangible assets.

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current assets, including cash acquired of $6	$128
Property and equipment, net	48
Current liabilities	(1,199)
Identifiable intangible assets
Developed technology	8,890
Customer relationships	80
Goodwill	6,515
Total assets acquired, net	$14,462

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid, net of cash acquired of $6	$9,302
Contingent consideration	5,160
Total consideration, net	$14,462
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$8,890	5
Customer relationships	80	3
Total identifiable intangible assets	$8,970
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three and nine months ended September 30, 2022. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations and acquisition related costs within our non-GAAP financial measures. As of July 1, 2022, the fair value of this contingent consideration was $5.2 million. As of September 30, 2022, the fair value of this contingent consideration is $5.3 million, resulting in the recognition of a loss of $0.2 million for the three months ended September 30, 2022. The current portion of the contingent consideration of $1.4 million is included in accrued liabilities and other and the non-current portion of $3.9 million is included in other long-term liabilities in our Consolidated Balance Sheets as of September 30, 2022. See Note 6. Fair Value Measurements and Note 11. Commitments and Contingencies for additional information regarding our contingent consideration liabilities.

We estimate the amounts of revenue and net loss related to the Spinpanel acquisition included in our Consolidated Financial Statements from the effective date of the acquisition are insignificant during the three and nine months ended September 30, 2022. Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material. We recognize revenue on the

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2022:

(in thousands)
Balance at December 31, 2021	$840,923
Acquisitions	6,515
Foreign currency translation	(51,501)
Balance at September 30, 2022	$795,937
5. Relationship with Parent and Related Entities
Prior to the Separation and Distribution, the N-able business was managed and operated in the normal course of business consistent with other affiliates of SolarWinds. Accordingly, certain shared costs for the periods through the Separation and Distribution date of July 19, 2021 have been allocated to N-able and reflected as expenses in the Consolidated Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical SolarWinds expenses attributable to N-able for purposes of the stand-alone financial statements. However, the expenses reflected in the Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N-able historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Consolidated Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

	(in thousands)
General and administrative	$1,256	$20,357
Research and development	118	253
Sales and marketing	263	297
Cost of revenue	90	140
Total	$1,727	$21,047
Due to and from Affiliates
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of September 30, 2022 and December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate (“LIBOR”) for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Interest expense related to the activity with SolarWinds Holdings, Inc. was $3.1 million and $15.7 million for the three and nine months ended September 30, 2021, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
Due to affiliates within current liabilities primarily comprises $0.5 million relating to transition services provided by SolarWinds as of December 31, 2021. Due from affiliates within accounts receivable comprises $0.1 million of receivables due from SolarWinds as of December 31, 2021. There were no amounts due to or from SolarWinds as of September 30, 2022.
Equity-Based Incentive Plans
Prior to the Separation and Distribution, certain of our employees participated in Parent’s equity-based incentive plans. Under the SolarWinds Corporation 2016 Equity Incentive Plan (the “2016 Plan”), our employees, consultants, directors, managers and advisors were awarded stock-based incentive awards in a number of forms, including non-qualified stock options. The ability to grant any future equity awards under the 2016 Plan terminated in October 2018. Under the SolarWinds Corporation 2018 Equity Incentive Plan, our employees were eligible to be awarded stock-based incentive awards, including non-statutory stock options or incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock units and other cash-based or share-based awards. Awards granted to our employees under the Parent incentive plans generally vested over periods ranging from one to five years. We measure stock-based compensation for all stock-based incentive awards at fair value on the grant date. Stock-based compensation expense is generally recognized on a straight-line basis over the requisite service periods of the awards.
For the periods through the Separation and Distribution date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $0.5 million and $9.3 million for the three and nine months ended September 30, 2021, respectively. In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three and nine months ended September 30, 2022, we recognized $0.6 million and $1.8 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provide various services to each other. Under this agreement, SolarWinds continues to provide us with certain corporate and shared services, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement will terminate on the expiration of the term of the last service provided under it, which N-able anticipates to be on or around December 31, 2022. We incurred less than $0.1 million of costs under the Transition Services Agreement during the three and nine months ended September 30, 2022, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and nine months ended September 30, 2022, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.4 million and $1.1 million of revenue and incurred less than $0.1 million and $0.2 million of costs under the Software OEM Agreements during the three and nine months ended September 30, 2022, respectively.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and nine months ended September 30, 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and nine months ended September 30, 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and nine months ended September 30, 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million and $0.1 million of revenue and incurred $0.1 million and $0.5 million of costs under the Software Cross License Agreement during the three and nine months ended September 30, 2022, respectively.
6. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of September 30, 2022. We held no financial assets and liabilities as of December 31, 2021. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for additional information

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2022.

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,125	$—	$—	$43,125
Liabilities:
Contingent consideration	$—	$—	$5,320	$5,320
As of September 30, 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Payroll-related accruals	$16,838	$16,657
Other accrued expenses and current liabilities	16,964	14,287
Total accrued liabilities and other	$33,802	$30,944
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of September 30, 2022:

	September 30, 2022
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$346,500	6.07%
Revolving credit facility	—	—%
Total principal amount	346,500
Unamortized discount and debt issuance costs	(9,041)
Total debt, net	337,459
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$333,959

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
As of September 30, 2022, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under Credit Agreement as of September 30, 2022:

(in thousands)
2022	$875
2023	3,500
2024	3,500
2025	3,500
2026	3,500
Thereafter	331,625
Total minimum principal payments	$346,500

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$294	$1,873	$9,722	$(1,943)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	180,323	174,468	180,072	163,601
Basic earnings (loss) per share	$0.00	$0.01	$0.05	$(0.01)

Diluted earnings (loss) per share:
Numerator:
Net income (loss)	$294	$1,873	$9,722	$(1,943)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	180,323	174,468	180,072	163,601
Add dilutive impact of employee equity plans	822	1,284	894	—
Weighted-average shares used in computing diluted earnings (loss) per share	181,145	175,752	180,966	163,601
Diluted earnings (loss) per share	$0.00	$0.01	$0.05	$(0.01)
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the nine months ended September 30, 2021 as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2022 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022

	(in thousands)
Restricted stock units	5,460	3,589
Total anti-dilutive shares	5,460	3,589
10. Income Taxes
For the three months ended September 30, 2022 and 2021, we recorded income tax expense of $4.5 million and $3.9 million, respectively, resulting in an effective tax rate of 93.9% and 67.6%, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 compared to the same period in 2021 was primarily related to the increase in the amount of unbenefited loss in the U.S. For the nine months ended September 30, 2022 and 2021, we recorded income tax expense of $10.3 million and $9.6 million, respectively, resulting in an effective tax rate of 51.6% and 125.4%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in income before income taxes and a decrease in the amount of the unbenefited loss in the U.S.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At September 30, 2022, we did not have any accrued interest and penalties related to unrecognized tax benefits.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2021 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the nine months ended September 30, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

audit by the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years was closed with immaterial adjustments. On March 31, 2022, we received correspondence from the Canadian Revenue Agency (“CRA”) indicating that we are under Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018. On June 16, 2022, we received correspondence from the CRA indicating the audit for Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018 was closed without adjustments.
11. Commitments and Contingencies
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations and acquisition related costs within our non-GAAP financial measures. As of July 1, 2022, the fair value of this contingent consideration was $5.2 million. As of September 30, 2022, the fair value of this contingent consideration is $5.3 million, resulting in the recognition of a loss of $0.2 million for the three months ended September 30, 2022. The current portion of the contingent consideration of $1.4 million is included in “accrued liabilities and other” and the non-current portion of $3.9 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of September 30, 2022. See Note 3. Acquisitions and Note 6. Fair Value Measurements for additional information regarding our contingent consideration liabilities.

12. Subsequent Events
On November 2, 2022, each of Michael Hoffman and Kristin Nimsger Weston notified us and our Board of Directors (the “Board”) of their decision, effective immediately, to resign from the Board and any committee of the Board on which they serve. Each of Mr. Hoffmann and Ms. Weston was elected to the Board as designees of affiliates of Thoma Bravo, L.P. (“Thoma Bravo”) pursuant to the Stockholders’ Agreement, dated as of July 19, 2021, as amended, by and among N-able and certain stockholders named therein. Thoma Bravo has informed us that the resignations are related to Thoma Bravo’s proactive efforts to comply with the interlocking directorate provisions of Section 8 of The Clayton Antitrust Act of 1914. Neither Mr. Hoffmann’s nor Ms. Weston’s resignation was due to any disagreement with N-able on any matter relating to our operations, policies, or practices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in “Item 1A. Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures.”
Overview
N-able, Inc., a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based software solutions for managed service providers (“MSPs”), enabling them to support digital transformation and growth for small and medium-sized enterprises (“SMEs”), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
Separation from SolarWinds

On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the “Separation”).

On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the “Distribution”) of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021 (the “Record Date”). Each SolarWinds stockholder of record received one share of our common stock, $0.001 par value, for every two shares of SolarWinds common stock, $0.001 par value, held by such stockholder as of the close of business on the Record Date. SolarWinds distributed 158,020,156 shares of our common stock in the Distribution, which was effective at 11:59 p.m., Eastern Time, on July 19, 2021. The Distribution reflected 316,040,312 shares of SolarWinds common stock outstanding on July 12, 2021 at a distribution ratio of one share of our common stock for every two shares of SolarWinds common stock. In addition, on July 19, 2021, and prior to completion of the Distribution, we issued 20,623,282 newly-issued shares of our common stock in connection with a private placement of N-able’s common stock (the “Private Placement”). As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “NABL” on the New York Stock Exchange.

Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated Financial Statements at September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Consolidated Balance Sheet at December 31, 2021 was derived from audited financial statements. The results reported in these Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2021, collectively referred to as our “2021 Annual Report,” and the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the “Form 10”). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the “Information Statement”). See Note 2. Summary of Significant Accounting Policies and Note 5. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details.

Impacts of COVID-19
The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business is uncertain. Prior to the Separation and Distribution, SolarWinds, of which we were a part, initially responded to the COVID-19 pandemic by executing its business continuity plan and transitioning nearly all of its workforce to a remote work environment to prioritize the safety of its personnel. We have maintained a similar plan following the Separation and Distribution, and substantially all of our workforce is still working remotely and, to date, we have not incurred significant disruptions to our business operations as a result of this transition.
We believe that the COVID-19 pandemic creates both opportunities and challenges for our business. As a result of the pandemic, we have seen an acceleration of digital transformation efforts among SMEs with increased demand for secure, modern remote work environments. We believe this will support long-term demand for services offered by our MSP partners. The pandemic also has resulted in significant volatility, uncertainty and disruption in the global economy, in particular for SMEs. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the third quarter of 2022, we have seen the impact on revenue growth continue to dissipate.
We are unable to predict the long-term impact that the pandemic may have on our business, results of operations and financial condition due to numerous uncertainties, including the duration of the pandemic, actions that may be taken by governmental authorities around the world in response to the pandemic, the impacts on the businesses of our MSP partners and their customers and other factors identified in the section entitled Item 1A. Risk Factors in our 2021 Annual Report. We will continue to evaluate the nature and extent of the impacts of the COVID-19 pandemic on our business, results of operations and financial condition.
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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of September 30, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the nine months ended September 30, 2022, we believe that the adverse impacts of the Cyber Incident on our financial results will diminish over time in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
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
The Consolidated Statements of Operations include all revenue and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to our business based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount where appropriate. These allocations are primarily reflected within operating expenses in our Consolidated Statements of Operations. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a stand-alone company during the periods prior to the Separation and Distribution or of the costs we will incur in the future. See Note 5. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details of the allocated costs.
Third Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $93.5 million and $88.4 million for the three months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022, we had approximately 25,000 customers. Additionally, as of September 30, 2022, we had 1,786 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 1,662 as of September 30, 2021, representing an increase of 7.5%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 46% of our total ARR as of September 30, 2021 to approximately 50% of our total ARR as of September 30, 2022. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.

Profitability
We have grown while maintaining high levels of operating efficiency. However, our profitability for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was negatively impacted by adverse movements in foreign currency exchange rates. Our operating income for the three months ended September 30, 2022 was $11.7 million compared to operating income of $9.8 million for the three months ended September 30, 2021. Our net income for the three months ended September 30, 2022 was $0.3 million compared to net income of $1.9 million for the three months ended September 30, 2021. The decrease in net income for the three months ended September 30, 2022 was primarily due to an increase in cost of revenue, an increase in interest expense, net, an increase in research and development and sales and marketing expense, and an increase in other expense, net, partially offset by an increase in revenue, a decrease in general and administrative expense, and a decrease in amortization of both acquired technologies and intangibles. Our Adjusted EBITDA, calculated as net income of $0.3 million and net income of $1.9 million for the three months ended September 30, 2022 and 2021, respectively, excluding amortization of acquired intangible assets and developed technology of $2.7 million and $3.2 million, respectively, depreciation expense of $3.3 million and $2.5 million, respectively, income tax expense of $4.5 million and $3.9 million, respectively, interest expense, net of $5.1 million and $3.1 million, respectively, unrealized foreign currency losses of $1.5 million and $0.7 million, respectively, acquisition related costs of $0.2 million and zero, respectively, spin-off costs of $0.4 million and $2.4 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.2 million and $11.9 million, respectively, and restructuring costs and other of $0.6 million and less than $0.1 million, respectively, was $28.9 million and $29.7 million for the three months ended September 30, 2022 and 2021, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2022 and 2021, cash flows from operations were $17.1 million and $3.1 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $4.1 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively, and cash payments for income taxes of $9.3 million and $4.7 million for the three months ended September 30, 2022 and 2021, respectively.

Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Based in the Netherlands, Spinpanel is a multi-tenant Microsoft 365 management and automation platform built for Microsoft Cloud Solution Providers to automate the provisioning, security, and management of all Microsoft tenants, users, and licenses in a single consolidated hub. The acquisition of Spinpanel is intended to help our partners optimize the value of their Microsoft Cloud products and, in turn, give Spinpanel customers access to a wider array of IT management and security solutions. We incurred $0.2 million and $0.5 million in acquisition-related costs during the three and nine months ended September 30, 2022, respectively, which are included in general and administrative expense.
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three and nine months ended September 30, 2022. We estimate the amounts of revenue and net loss related to the Spinpanel acquisition included in our Consolidated Financial Statements from the effective date of the acquisition are insignificant during the three and nine months ended September 30, 2022. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations and acquisition related costs within our non-GAAP financial measures. As of July 1, 2022, the fair value of this contingent consideration was $5.2 million. As of September 30, 2022, the fair value of this contingent consideration is $5.3 million, resulting in the recognition of a loss of $0.2 million for the three months ended September 30, 2022. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated Financial Statements. We had total employees of 1,486, 1,399, and 1,335 as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively. Our stock-based compensation expense increased during the three and nine months ended September 30, 2022 as compared to the corresponding period of the prior fiscal year primarily due to the impact of both the conversion of existing unvested and unexercised equity awards in connection with the Separation and Distribution and new equity awards granted to employees following the Separation and Distribution through September 30, 2022. Our travel costs increased during the three and nine months ended September 30, 2022 as compared to the corresponding period of the prior fiscal year, which reflected reduced travel due to COVID-19.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect to continue to grow our general and administrative organization domestically and internationally to support continued growth and the requirements associated with being a stand-alone public company following the Separation and Distribution.
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
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$91,213	97.5%	$86,100	97.4%	$5,113
Other revenue	2,314	2.5	2,323	2.6	(9)
Total subscription and other revenue	$93,527	100.0%	$88,423	100.0%	$5,104
Total revenue increased $5.1 million, or 5.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily driven by our security and data protection solutions. Based on MSP partner location, revenue from the United States was approximately 49.5% and 45.7% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.0% and 11.0% of total revenue for the three months ended September 30, 2022 and 2021, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $5.1 million, or 5.9%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 104% and 110% for the trailing twelve-month periods ended September 30, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the trailing twelve-month period ended September 30, 2022 compared to the trailing twelve-month period ended September 30, 2021 was due to adverse movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue remained consistent for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of Revenue

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$14,587	15.6%	$11,279	12.8%	$3,308
Amortization of acquired technologies	516	0.6	1,017	1.2	(501)
Total cost of revenue	$15,103	16.1%	$12,296	13.9%	$2,807
Total cost of revenue increased $2.8 million, or 22.8%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to an increase in royalties and public cloud infrastructure and hosting fees of $1.5 million, an increase in personnel costs of $1.0 million, which is net of a decrease in stock-based compensation expense of $0.1 million, an increase in allocated costs of $0.8 million, and an increase in depreciation and other amortization of $0.3 million, partially offset by a decrease of $0.5 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016.
Operating Expenses

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$31,149	33.3%	$30,178	34.1%	$971
Research and development	16,038	17.1	14,649	16.6	1,389
General and administrative	18,050	19.3	19,888	22.5	(1,838)
Amortization of acquired intangibles	1,465	1.6	1,640	1.9	(175)
Total operating expenses	$66,702	71.3%	$66,355	75.0%	$347
Sales and Marketing. Sales and marketing expenses increased $1.0 million, or 3.2%, primarily due to a net increase in personnel costs of $2.6 million, which is net of a decrease in stock-based compensation expense of $0.7 million, partially offset by a decrease of $0.8 million in costs associated with our separation from SolarWinds, a decrease of $0.4 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, and a decrease in marketing program costs of $0.1 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $1.4 million, or 9.5%, primarily due to an increase in personnel costs of $0.8 million, which is net of a decrease in stock-based compensation expense of $0.8 million, an increase of $0.7 million in contract services costs, an increase of $0.1 million in subscription costs, and an increase of $0.1 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, partially offset by an increase in capitalized internal-use software costs of $0.6 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses decreased $1.8 million, or 9.2%, primarily due to a decrease in costs associated with our separation from SolarWinds of $4.0 million, partially offset by an increase of $0.6 million in personnel costs, which includes an increase in stock-based compensation expense of less than $0.1 million, an increase of $0.5 million in depreciation of leasehold improvements, computers, furniture and equipment and an increase of $0.4 million in facilities expenses to support our domestic and international office locations following our separation from SolarWinds, an increase in acquisition-related costs of $0.2 million and losses on contingent consideration of $0.2 million related to the July 1, 2022 acquisition of Spinpanel, and an increase of $0.1 million in contract services costs. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.2 million, or 10.7%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(5,088)	(5.4)%	$(3,111)	(3.5)%	$(1,977)
Interest expense, net increased by $2.0 million, or 63.5%, in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement and the repayment of borrowings under our long-term related party debt during the three months ended September 30, 2021. See Note 5. Relationship with Parent and Related Entities and Note 8. Debt of the Notes to Consolidated Financial Statements for additional information regarding our related party debt and the Credit Agreement.
Other Expense, Net

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(1,795)	(1.9)%	$(884)	(1.0)%	$(911)
Other expense, net increased by $0.9 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Three Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$4,839	5.2%	$5,777	6.5%	$(938)
Income tax expense	4,545	4.9	3,904	4.4	641
Effective tax rate	93.9%		67.6%		26.3%
Our income tax expense for the three months ended September 30, 2022 increased by $0.6 million as compared to the three months ended September 30, 2021. The effective tax rate increased to 93.9% for the period primarily due to a decrease in income before income taxes and an increase in the amount of the unbenefited loss in the U.S. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.

Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$269,217	97.5%	$249,592	97.1%	$19,625
Other revenue	6,797	2.5	7,361	2.9	(564)
Total subscription and other revenue	$276,014	100.0%	$256,953	100.0%	$19,061
Total revenue increased $19.1 million, or 7.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily driven by our security and data protection solutions. Based on MSP partner location, revenue from the United States was approximately 48.4% and 45.5% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.4% and 11.0% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $19.6 million, or 7.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our increase in subscription revenue was driven primarily by an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 104% and 110% for the trailing twelve-month periods ended September 30, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the trailing twelve-month period ended September 30, 2022 compared to the trailing twelve-month period ended September 30, 2021 was due to adverse movements in foreign currency exchange rates.
Other Revenue. Other revenue decreased $0.6 million, or 7.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to decreases in sales of our maintenance agreements.
Cost of Revenue

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$41,492	15.0%	$34,366	13.4%	$7,126
Amortization of acquired technologies	2,043	0.7	4,758	1.9	(2,715)
Total cost of revenue	$43,535	15.8%	$39,124	15.2%	$4,411
Total cost of revenue increased $4.4 million, or 11.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $3.8 million, an increase in personnel costs to support new MSP partners and additional solution offerings of $1.7 million, which includes an increase of less than $0.2 million in stock-based compensation expense, an increase in allocated costs of $1.0 million, and an increase in depreciation and other amortization of $0.9 million, partially offset by a decrease of $2.7 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016.

Operating Expenses

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$94,223	34.1%	$80,390	31.3%	$13,833
Research and development	46,664	16.9	39,192	15.3	7,472
General and administrative	54,119	19.6	61,480	23.9	(7,361)
Amortization of acquired intangibles	4,386	1.6	11,935	4.6	(7,549)
Total operating expenses	$199,392	72.2%	$192,997	75.1%	$6,395
Sales and Marketing. Sales and marketing expenses increased $13.8 million, or 17.2%, primarily due to a net increase in personnel costs of $11.2 million, which includes an increase of $3.8 million in stock-based compensation expense, an increase of $2.4 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, and an increase in marketing program costs of $0.4 million, partially offset by a decrease in contract services costs of $0.2 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $7.5 million, or 19.1%, primarily due to an increase in personnel costs of $5.0 million, which includes an increase of $2.5 million in stock-based compensation expense, an increase of $1.4 million in contract services costs, an increase of $1.2 million in subscription costs, and an increase of $0.9 million in allocated facilities and IT costs to support our standalone domestic and international operations following our separation from SolarWinds, partially offset by an increase in capitalized internal-use software costs of $1.3 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses decreased $7.4 million, or 12.0%, primarily due to a decrease of $16.1 million in costs associated with our separation from SolarWinds, partially offset by a $3.7 million increase in personnel costs, which includes an increase of $3.0 million in stock-based compensation expense, an increase of $3.5 million in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations following our separation from SolarWinds, an increase of $1.4 million in contract services costs, and an increase in acquisition-related costs of $0.5 million and losses on contingent consideration of $0.2 million related to the July 1, 2022 acquisition of Spinpanel. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $7.5 million, or 63.3%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(12,459)	(4.5)%	$(15,711)	(6.1)%	$3,252

Interest expense, net decreased by $3.3 million, or 20.7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 5. Relationship with Parent and Related Entities and Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding our related party debt.
Other Expense, Net

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(561)	(0.2)%	$(1,467)	(0.6)%	$906
Other expense, net decreased by $0.9 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period.
Income Tax Expense

	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$20,067	7.3%	$7,654	3.0%	$12,413
Income tax expense	10,345	3.7	9,597	3.7	748
Effective tax rate	51.6%		125.4%		(73.8)%
Our income tax expense for the nine months ended September 30, 2022 increased by $0.7 million as compared to the nine months ended September 30, 2021. The effective tax rate decreased to 51.6% for the period primarily due to an increase in income before income taxes and a decrease in the amount of the unbenefited loss in the U.S. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
GAAP operating income	$11,722	$9,772	$33,087	$24,832
Stock-based compensation expense and related employer-paid payroll taxes	10,222	11,885	28,980	21,357
Amortization of acquired technologies	516	1,017	2,043	4,758
Amortization of acquired intangibles	1,465	1,640	4,386	11,935
Acquisition related costs	237	—	506	(87)
Spin-off costs	394	2,404	1,348	14,550
Restructuring costs and other	551	1	980	132
Non-GAAP operating income	$25,107	$26,719	$71,330	$77,477
GAAP operating margin	12.5%	11.1%	12.0%	9.7%
Non-GAAP operating margin	26.8%	30.2%	25.8%	30.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands, except margin data)
Net income (loss)	$294	1,873	$9,722	(1,943)
Amortization	2,711	3,225	8,548	17,261
Depreciation	3,326	2,544	9,722	7,796
Income tax expense	4,545	3,904	10,345	9,597
Interest expense, net	5,088	3,111	12,459	15,711
Unrealized foreign currency losses	1,486	728	889	1,195
Acquisition related costs	237	—	506	(87)
Spin-off costs	394	2,404	1,348	14,550
Stock-based compensation expense and related employer-paid payroll taxes	10,222	11,885	28,980	21,357
Restructuring costs and other	551	1	980	132
Adjusted EBITDA	$28,854	$29,675	$83,499	$85,569
Adjusted EBITDA margin	30.9%	33.6%	30.3%	33.3%
Liquidity and Capital Resources
Cash and cash equivalents were $87.7 million as of September 30, 2022. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $79.1 million of cash and cash equivalents, of which 76.3%, 13.0% and 4.8% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. Given the uncertainty in the rapidly changing market and economic conditions, we continue to evaluate the nature and extent of the impact to our business and financial position. However, despite this uncertainty, we believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and meet our commitments for capital expenditures for at least the next twelve months.
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $337.5 million and $338.9 million as of September 30, 2022 and December 31, 2021, respectively, net of debt issuance costs of $9.0 million and $10.2 million, respectively. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three months ended September 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Related Party Indebtedness
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of September 30, 2022 and December 31, 2021.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted London Interbank Offered Rate (“LIBOR”) for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
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
Interest expense related to the activity with SolarWinds Holdings, Inc. was $3.1 million and $15.7 million for the three and nine months ended September 30, 2021. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
See Note 5. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details regarding our borrowings due to affiliates.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$53,015	$26,159
Net cash used in investing activities	(22,504)	(22,329)
Net cash used in financing activities	(7,632)	(40,466)
Effect of exchange rate changes on cash and cash equivalents	(1,886)	(1,582)
Net increase (decrease) in cash and cash equivalents	$20,993	$(38,218)
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
Cash provided by operating activities increased in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a decrease in prepaid expenses and other assets, a decrease in accounts receivable, and the elimination of due to and from affiliates and accrued related party interest payable, partially offset by a decrease in accrued liabilities and other, an increase in income taxes receivable, a decrease in income taxes payable, and a decrease in accounts payable. The net cash outflow of $4.6 million and $20.4 million resulting from the changes in our operating assets and liabilities for the nine months ended September 30, 2022 and 2021, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts. Cash flows from operations were reduced by cash payments for interest of $10.2 million and $17.8 million for the nine months ended September 30, 2022 and 2021, respectively, and cash payments for income taxes of $13.2 million and $15.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Investing Activities
Investing cash flows consist of cash used for acquisitions, net of cash acquired, capital expenditures and intangible assets. Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities decreased in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to decreases in capital expenditures, partially offset by increases in acquisitions, net of cash acquired, and increases in capitalized research and development costs.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, repayments of borrowings from the Credit Agreement, repayments associated with our borrowings due to affiliates, and net transfers to Parent.

Net cash used in financing activities decreased in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the elimination of repayments of borrowings due to affiliates and net transfers to Parent following the Separation and Distribution, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and the exercise of stock options, partially offset by payments of tax withholding obligations related to restricted stock and repayments of borrowings from the Credit Agreement. Net transfers to Parent include the total net effect of the settlement of any transactions prior to the Separation and Distribution which have been included in our Consolidated Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 5. Relationship with Parent and Related Entities of the Notes to Consolidated Financial Statements for further details regarding the Parent company net investment.

Contractual Obligations and Commitments
During the three months ended March 31, 2022, we entered into a lease agreement for our existing office space in Sydney, Australia for a term of three years. This lease is classified as an operating lease. On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. As of September 30, 2022, the fair value of this contingent consideration is $5.3 million, with the current portion of $1.4 million being included in “accrued liabilities and other” and the non-current portion of $3.9 million being included in “other long-term liabilities” in our Consolidated Balance Sheets. The contingent consideration liabilities will be periodically re-evaluated and adjustments will be recorded as needed. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding our contingent consideration liabilities. With the exception of this lease agreement, and the resulting impact on our operating lease right-of-use assets and current and non-current operating lease liabilities, and our contingent consideration liabilities, as of September 30, 2022, there have been no material changes in our contractual obligations and commitments as of December 31, 2021 that were disclosed in our 2021 Annual Report.
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
A full description of our critical accounting policies that involve significant management judgment appears in our 2021 Annual Report. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $87.7 million and $66.7 million at September 30, 2022 and December 31, 2021, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $337.5 million and $338.9 million as of September 30, 2022 and December 31, 2021, respectively. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to

2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of September 30, 2022 and December 31, 2021, the annual weighted-average interest rate on borrowings was 6.07% and 3.50%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.5 million as of September 30, 2022 and December 31, 2021, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2022 and December 31, 2021 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less at September 30, 2022 and December 31, 2021.
See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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

Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2021 Annual Report and Quarterly Report on Form 10-Q for the three months ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Securities
During the three months ended September 30, 2022, the Company repurchased shares of its common stock as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
July 1 - 31, 2022	—	$—	—	$—
August 1 - 31, 2022	—	—	—	—
September 1 - 30, 2022	600	0	—	—
Total	600		—
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

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files (formatted as Inline XBRL)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing

N-able, Inc.
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	November 10, 2022	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)