Form 10-K
period 2022-12-31
N-able, Inc.
filed 2023-03-14
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $609.5 million.
On March 6, 2023, 182,034,721 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•our ability to sell subscriptions to new managed service provider (“MSP”) partners, to sell additional solutions to our existing MSP partners and to increase the usage of our solutions by our existing MSP partners, as well as our ability to generate and maintain MSP partner loyalty;
•any decline in our renewal or net retention rates;
•the possibility that general economic conditions or uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic, inflation, actions taken by central banks to counter inflation, rising interest rates, war and political unrest, military conflict (including between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally, or that such factors may otherwise harm our business, financial condition or results of operations;
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
•our indebtedness, including increased borrowing costs resulting from rising interest rates, potential restrictions on our operations and the impact of events of default;
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

PART I
ITEM 1. BUSINESS
Business Overview
We are a leading global provider of cloud-based software solutions for managed service providers (“MSPs”), enabling them to support digital transformation and growth for small and medium-sized enterprises (“SMEs”), which we define as those enterprises having less than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of management, security, automation, and data protection solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
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
Many SMEs lack the resources or internal expertise to effectively manage their IT assets and adapt to the changing environment. This lack of resources and expertise coupled with the desire to better leverage technology in their businesses has created a growing need for SMEs to rely on MSPs for their IT deployment, management, security, and data protection. MSPs become vital partners as more SMEs seek to implement technology solutions that help drive strategic business outcomes.
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
Our platform consists of three core solution categories: remote monitoring and management, security solutions, and data protection as-a-service. Our broad remote monitoring and management capabilities include real-time availability and performance of networks and devices and automation of policies and workflows. We provide a layered security approach spanning network and systems infrastructure, applications, and end user devices through our data protection, patch management, endpoint security, web protection, e-mail security and archiving and vulnerability assessment solutions. Our fully cloud-based data protection as-a-service capabilities include storage efficient backup, high-speed restoration and disaster recovery for servers, workstations, files, data and key cloud-based applications. In addition to our core solution categories, our business management solutions help improve the technical and service delivery efficiencies of our MSP partners and include professional services automation and password and documentation management.
We have a multi-dimensional land and expand model and global presence that allow us to capture opportunities efficiently within the worldwide MSP and SME markets. When we add an MSP partner, we also add their SME customers and we grow as the partner adds new customers, delivers new services based on our solutions and when the partner’s customers add devices and services. We support our MSP partners by offering partner success strategies designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. These partner success strategies help drive both retention and expansion as the resources we provide are designed to help MSPs better assess and pursue growth opportunities.
Our business model allows us to grow with our MSP partners. MSP partners with annualized recurring revenue, or ARR, over $50,000 on our platform grew from 1,678 as of December 31, 2021 to 1,898 as of December 31, 2022, representing an increase of 13.1%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 47% of our total ARR as of December 31, 2021 to approximately 51% of our total ARR as of December 31, 2022.

Our business is global, with 51.3%, 53.6% and 52.2% of our revenue generated outside of the United States for each of the years ended December 31, 2022, 2021 and 2020, respectively. We generated revenue of $371.8 million, $346.5 million and $302.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, representing an increase of 14.4% from the year ended December 31, 2020 to the year ended December 31, 2021 and an increase of 7.3% from the year ended December 31, 2021 to the year ended December 31, 2022. For the years ended December 31, 2022, 2021, and 2020 our net income (loss) was $16.7 million, $0.1 million and $(7.2) million, respectively, and our adjusted EBITDA was $114.7 million, $113.3 million and $120.6 million, respectively.
Industry Background
Companies of all sizes across sectors and geographies continue to invest in modern cloud and digital technology to transform their organizations and compete effectively. Technology is becoming increasingly mission critical as SMEs use digital means to improve productivity, work remotely, manage and monitor their businesses, run operations and engage with customers and other key stakeholders. As evidence of the importance of technology to SMEs, IT spending by businesses with less than 1,000 employees is expected to increase from $1.3 trillion in 2022 to $1.8 trillion by 2026 according to Gartner.
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
Market Opportunity
Our cloud-based software solutions enable MSPs to support their SME customers’ growth and digital transformation. These MSP partners rely on our platform to deploy, manage and secure the IT environments of over 500,000 SMEs around the world. Technology is becoming increasingly mission critical for SMEs as a means to improve productivity, work remotely, manage, and monitor their businesses, run operations and engage with customers and other key stakeholders. In the Forecast Analysis: Small and Midsize Business IT Spending, Worldwide report published for the fourth quarter of 2022, Gartner estimated that IT spending by SMEs with less than 1,000 employees is expected to increase from $1.3 trillion in 2022 to $1.8 trillion by 2026.
In 2021, we commissioned Frost & Sullivan to conduct an independent analysis to assess the global addressable market for our remote monitoring and management, security and data protection and business management solutions. To determine our addressable market, Frost & Sullivan calculated the sum of: 1) the estimate of MSP’s average revenue per SME customer for remote monitoring, security and data protection solutions multiplied by their estimate of the total number of SMEs serviced by MSPs; and 2) the estimate of the average cost for business management solutions used by MSPs multiplied by the estimate of the total number of addressable MSPs.
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
Our Solution
We provide cloud-based remote monitoring and management, security solutions, and data protection as-a-service that are integrated within our technology platform. Our technology platform is purpose-built to give MSPs visibility and control over distributed and heterogeneous IT environments through a centralized control panel. Built on a multi-tier, multi-tenant architecture, a unified agent management system and microservices, our platform is designed to securely deliver integrated solutions that fit the specific IT needs of each MSP partner and its SME customers. Our modular and highly scalable platform helps our MSP partners deploy, manage and secure IT assets in an efficient and organized manner.
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
Key Strengths of our Platform
The key strengths of our platform and related offerings include:
1)Deep remote monitoring and management capabilities. Our leading remote monitoring and management capabilities provide our MSP partners with visibility and insights into the availability and performance of a wide range of systems and network infrastructure and devices, all through a centralized dashboard. Our out-of-the-box network topology and network path analysis enable MSPs to visualize and identify issues across the entire landscape of infrastructure and devices within heterogeneous SME customer IT environments. Our RMM platform gathers and correlates real-time network and device issues, data that MSPs leverage to help customers maintain uptime and peak performance. Through our role-based access and support, MSP technicians can easily troubleshoot specific IT systems, devices and applications, as well as easily load new service offerings powered by our platform.
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

Why We Win
Our platform, partner success strategies and business model are rooted in our experience and understanding of the needs of our MSP partners and their SME customers and are designed to help our partners succeed and grow. Our MSP partners power their service offerings with our platform, making us an integral part of their ability to land, expand and retain their customers. Some of the key factors that differentiate us from our competitors include:
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
4)Best-in-class partner success. We provide various partner success strategies aimed to help our MSP partners expand their customer bases and service offerings through our platform and to grow and operate their businesses more effectively. Our dedicated partner success teams assist with onboarding, post-sales engineering and partner management. Additionally, through our MSP Institute, MSP partners gain access to business, sales, marketing and technical training from industry experts and leaders. This is supplemented by our Head Nerds program, which delivers expert training and consultation on how our partners can optimize their businesses for the most important growth areas such as security, backup, automation and operations. We also offer community-based resources such as forums, peer councils, expert series, and industry expert blogs.
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
Our Differentiated Go-to-Market Approach
Our go-to-market approach is grounded in a differentiated, multi-dimensional land and expand model. Our business model and alignment with our MSP partners gives us the leverage and sales reach to efficiently and effectively serve the SME market. We grow with our MSP partners as they expand their customer bases, deliver new services powered by our solutions and when their customers add devices and services. Our partner success strategies further enhance our model’s efficiency by empowering our MSP partners to grow their businesses and expand their customer bases and consumption of solutions on our platform.
To add new MSP partners, we employ an efficient low-touch, high-velocity “selling from the inside” motion. Our sales motion is rooted in selling online or over the phone to MSPs of all sizes across any location through a prescriptive approach that adheres to standardized pricing and agreements. We power this sales motion with a marketing model that is highly flexible, analytics-driven and designed to efficiently drive digital traffic and high-quality opportunities. Our low-friction sales motion and marketing model also allow prospective MSP partners to trial fully functional versions of the solutions on our platform, which is frequently a step to broader adoption. Internationally, we augment our go-to-market approach with a targeted and localized distributor model.

We believe our differentiated go-to-market approach benefits our business for a number of reasons, including:
1)Sales reach extension. Our MSP partners effectively extend our sales reach into the worldwide SME market. When we acquire a new MSP partner, we also add its SME customers and continue to benefit as the MSP partner expands its customer base.
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
4)Loyalty and retention. Our best-in-class partner success strategies drive loyalty and retention by providing our MSP partners with resources designed to help them better understand and pursue growth opportunities using our platform.
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
2)Facilitate partner-enabled growth. When we add an MSP partner, we expand our relationship with the partner through two vectors. We grow when our MSP partners expand their SME customer base. We also grow when our MSP partners deliver new or enhanced services to their customers based on our solutions and when their customers add devices and services. As digital transformation initiatives at SMEs are pushing them to modernize their IT systems, we are seeing tailwinds in the adoption and usage of our solutions by SME customers through our MSP partners. We utilize numerous partner success strategies to help our MSP partners expand their customer bases by educating them on how to introduce deeper and broader sets of service offerings. In this manner, our MSP partners serve as an extension of our sales footprint while requiring minimal incremental sales efforts by us. Our ability to expand within our partner base is demonstrated by our dollar-based net revenue retention rate, which was 103%, 110% and 109% for each of the trailing twelve-month periods ended December 31, 2022, 2021 and 2020, respectively.
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
6)Deliver globally. We are a global software company, generating approximately 51.3%, 53.6% and 52.2% of our total revenue from outside of the United States in each of the years ended December 31, 2022, 2021 and 2020. We intend to target markets around the world where we have an established presence and distribution channels and further expand to new markets through channel and personnel growth and market-specific solutions.
Our Platform
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Purpose-built to address a wide range of MSP partner needs, our subscription-based platform is scalable, extensible, and easy to deploy.

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
•optimize data transfers to and from the cloud with the option to designate a preferred storage location in one of our available data centers in 17 countries and allow for protection of data across workstations, servers and networks from a single platform; and
•deliver these services to their customers without the need for them to purchase, maintain, and patch hardware.
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
Desktop Management. Our desktop management solution enables MSPs to remotely:
•work on issues and communicate with their customers while a customer’s device is in use; and

•troubleshoot and proactively address customer endpoint and network issues without disruption to the customer’s operations.
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
As of December 31, 2022, we had approximately 25,000 customers. Additionally, as of December 31, 2022, we had 1,898 MSP partners with ARR over $50,000 on our platform, up from 1,678 as of December 31, 2021, representing an increase of 13.1%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 47% of our total ARR as of December 31, 2021 to approximately 51% of our total ARR as of December 31, 2022. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
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
In addition, we engage existing and prospective MSP partners through ongoing partner success and community-based initiatives. As part of our partner success strategies, our marketing efforts are designed to educate MSPs about the features of both the service offerings that they currently use and service offerings that they do not use, as well as how our solutions can help them grow their businesses. Leveraging our deep industry expertise, we provide a range of community-based resources for our MSP partners including peer-to-peer webinars, online and in-person events, and content resources that are designed to help them better realize the value of our platform.
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
Partner Success
We provide numerous partner success strategies that help MSPs leverage our platform to expand their customer bases and service offerings and become more efficient business operators. Our partner success teams are categorized into onboarding, post-sales engineering, and partner success management. These cross-functional teams collectively educate our MSP partners on how to properly configure and use our platform and solutions for their individualized use cases and how to build successful businesses on our platform.
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
Competition
We compete in a large and fragmented industry with several vendors that provide technologies used by MSPs and other IT service providers to service SMEs. We compete with vendors in the following categories:
•MSP pure-play: Vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Kaseya, Datto (a Kaseya company) and ConnectWise.
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
Our People
We are a global software company. As of December 31, 2022, we had 1,462 employees fully dedicated to our business, of which 321 were employed in the United States and 1,141 were employed outside of the United States. Of these employees, 1,454 were employed full time. We strive to be a people-centric company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreements.
Our success is the result of our talented, experienced and high performing employees across our organization, including functions such as research and development, sales and marketing, partner success and general and administrative.
Our Values
Our values serve as our guiding principles to help drive our decisions and behaviors with each other and our partners. We hire based on our values, recognize each other based on our values, and strive to uphold our values in all of our interactions - every day.
•N-rich Lives: We use our talents to find meaning and purpose in all that we do.
•N-spire Others: We unlock potential and help bring out the best in others.
•N-joy the Journey: We are passionate about what we do and have fun along the way.
Employee Engagement
We survey employees two times a year to ensure that all employees’ voices have an opportunity to be heard and we better understand the key areas where we can improve the employee experience. These key areas include N-able’s values; our employees’ impression of the executive team; employees’ experience in their individual roles, of their direct teams and with their direct managers; and employees’ sense of belonging at work. Survey results are reviewed by our senior leadership, reported to the whole company and used to inform action plans at all levels of the organization.
As a part of our employee engagement strategy, we focus on four pillars that we believe are core to building our culture of belonging and offering an exceptional employee experience: Diversity, Equality and Belonging (DEB), Giving, Wellness, and FuN. We want our employees to feel supported to do their best work and N-joy the Journey along the way.
Diversity, Equality and Belonging
As a global company, we have the distinct advantage of employing talented and diverse individuals across different ethnicities, genders, races, religions, sexual orientations and generations, all supported through a focus on innovation and inclusion. Communities of Interest (COI) are a core part of our diversity, equality and belonging (DEB) strategy and are employee-driven, company supported interest groups that are open to all N-able employees globally, intended to foster inclusivity and belonging. We currently have three COIs: PRISM, supporting our LGBTQIA+ community; WONDER, supporting our employees who identify as women; and Shades, supporting our employees of color. Our culture of belonging enables us to deliver strong financial performance and build lasting relationships with our communities around the world.
Giving: Community Involvement
We encourage and support our employees in giving back to the communities where they live and work. N-able employees receive two fully paid VoluNteer Days annually and we encourage them to use this time to support causes that are meaningful to them. During our annual Season of Giving, our employees join company coordinated group Volunteer Days to make an even bigger impact. In 2022, we had employees across the globe use their VoluNteer Days to donate over 2,300 hours to non-profits in their communities. In addition, we facilitate recommendations by and to employees of opportunities to give of time, talent or treasure via our FuN-raising platform and seek employee input on corporate giving in honor of certain holidays and observances.
Wellness
Supporting our employees’ abilities to prioritize and maintain their overall health and wellness is an important focus area to drive engagement and create an exceptional experience. We provide resources and invest in their well-being with everything from comprehensive benefits to specialized wellness programming around the world to a global Employee Assistance Program (EAP) with local language support for all employees and their family members.
Learning and Development
We are committed to providing our employees with a holistic growth and learning journey to help them make the most of their careers. Our learning and development program includes uniquely designed group training for new hires during their onboarding process and for advancing employees, virtual live sessions on key topics, access to a robust online learning platform and suggested courses to support career growth and our commitment to DEB.
Notable Recognition
N-able’s achievements as an employer of choice earned us a number of awards during 2022. We achieved Great Place to Work certification, a globally recognized authority on company culture. Additionally, notable awards include a Silver 2022 Stevie Award for HR Executive of the Year; and N-able being recognized by Comparably among the companies with the Happiest Employees, Best Company Compensation, Best Global Culture, Best Company Work-Life Balance and Best CEO.
We believe the combination of our relationship with our employees, the strength of our software platform and our alignment with our MSP partners and business model differentiates us in the market. Our ability to achieve our goals has always been, and continues to be, a result of the strong values and tremendous passion of our people. We continue to invest heavily in attracting top talent, training and development initiatives and motivating, engaging and retaining high potential employees.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2022, we owned five issued U.S. patents and one issued foreign patent, with expiration dates ranging from February 22, 2033 to July 12, 2034. N‑able may consider filing patent applications in the future, and we cannot guarantee that patents will be issued with respect to the current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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
•changes in tax rates, laws or regulations in jurisdictions in which we operate; and
•uncertainties arising from the impact of the COVID-19 pandemic, or other pandemics, on the market and our business operations.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
The global COVID-19 pandemic adversely affected, and it or other pandemics may adversely affect, our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 (“COVID-19”), a pandemic. The global COVID-19 pandemic has created significant volatility, uncertainty and disruption in the global economy. As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the fourth quarter of 2022, we have seen improvement in our business, primarily as a result of better stability in our MSP partner base, expansion with certain existing MSP partners and the addition of new MSP partners.
The extent to which a worsening of the COVID-19 pandemic or the occurrence of any new pandemic may impact our business, results of operations and financial condition is uncertain and will depend on numerous factors outside of our control that we are not able to accurately predict, including:
•the duration and scope of such pandemic;

•governmental actions taken in response to such pandemic that restrict or disrupt global economic activity, including restrictions imposed on the operation of our business in our U.S. and international locations;
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
•our ability to continue to effectively market, sell and support our solutions through disruptions to our operations, the operations of our MSP partners and their SME customers and the communities in which our and their employees are located, including disruptions resulting from the spread of any virus, quarantines, office closures, reallocation of internal resources and transitions to remote working arrangements;
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
•our ability to develop new solutions, enhance our existing solutions and acquire new solutions in an uncertain business environment; and
•public and private litigation based upon, arising out of or related to such pandemic and our actions and responses thereto.
In addition to the adverse impact any of these factors could have on our business, results of operations and financial condition, these factors and the other impacts of a pandemic could cause, contribute to, or increase the likelihood of the risks and uncertainties identified in this Annual Report on Form 10-K, any of which could materially adversely affect our business, results of operations and financial condition.
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
A portion of our revenue is recognized based on consumption as MSP partners use certain aspects of our platform, whether such usage is beyond their paid subscriptions or on an individual basis. This usage is particularly applicable to our remote monitoring and management (“RMM”) solutions and our backup, recovery and disaster recovery solutions. Unlike our subscription revenue, which is recognized ratably over the term of the subscription, we generally recognize consumption revenue as the services are delivered. Because our MSP partners have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that we have with our subscription revenue. There is a risk that our MSP partners will not use portions of our platform that provide consumption-based revenue at all or more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how the consumption-based portion of our business differs from the subscription-based portion of our business, and our business model may be compared to purely subscription-based business models or purely consumption-based business models. If our quarterly or annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
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
We face competition from IT vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Kaseya, Datto (a Kaseya company) and ConnectWise. In addition, we compete with small to large enterprise vendors that provide solutions focused on a particular service that may be sold by MSPs, such as network monitoring, systems management, email security, remote support and data protection. Examples of such vendors are Auvik, Mimecast and Veeam.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $371.8 million, $346.5 million and $302.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. In addition, during the last half of 2021, we installed and implemented information technology infrastructure to support certain of our business functions as a standalone entity, including accounting and reporting, human resources, marketing and sales operations, customer service and business analytics. As we complete this transition from the transactional and operational systems and data centers we used when we were part of SolarWinds, we may incur substantially higher costs than previously anticipated. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. We also engage third party contractors that have a limited number of employees that reside in the Ukraine. In addition, we generated a de minimis amount of revenue from customers located in Russia, Belarus and Ukraine in 2022 and 2021. The extent and duration of the instability in the region, and any related risk to our operations, remains uncertain, and may be further exacerbated by the ongoing presence of Russian forces in Belarus and the participation of Belarus in the Russia-Ukraine conflict. To date, intermittent communications and mobile internet outages have occasionally occurred in Belarus, and the United States and European Union has issued economic sanctions against specific Belarusian officials and entities. However, the situation in the region is rapidly evolving as a result of the developing Russia-Ukraine conflict, and such events, as well as similar unrest or hostilities in other countries, may pose security risks to our people, our facilities, our technology systems and our operations, as well as to the local infrastructure, such as utilities and network services, upon which our local teams rely. The United States and other nations have also threatened to impose economic and other sanctions on Belarus in connection with the Russia-Ukraine conflict. Any such additional sanctions could adversely affect our operations in Belarus and our ability to continue to do business in the region. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift our research and development activities to other jurisdictions, which may result in delays in our development cycle and the incurrence of additional costs. The disruption in the region also could adversely affect our suppliers, partners and customers, which could result in negative impacts to our business and results of operations. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could expose us to the risks noted above, as well as numerous other risks, and require us to re-balance our geographic concentrations, any or all of which could have an adverse effect on our operations, business and financial condition.
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
We believe that developing and maintaining awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new MSP partners. In addition, during 2021, we changed our brand from the “SolarWinds MSP” to “N-able,” which may have resulted in the loss of customer recognition and may have adversely affected our business and profitability. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability to provide reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our MSP partner base and their SME customers in a variety of ways, including to give us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to introduce our new brand, promote and maintain our brands unsuccessfully, fail to maintain loyalty among our MSP partners and their SME customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may fail to attract new MSP partners or retain our existing MSP partners and our financial condition and results of operations could be harmed. Additionally, if our MSP partners do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
If we are unable to capture significant volumes of high quality sales opportunities from our digital marketing initiatives, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high quality opportunities, which are generally trials of our solutions, to our sales teams. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including search engine optimization (“SEO”), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high quality sales opportunities from these activities, our revenue may not grow as expected or could decrease. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.
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
We have benefited from growth in the market for SME IT spending, and lack of continued growth or contraction in this market could have an adverse effect on our results of operations and financial condition.
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
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, is based on projections, including those related to certain of the factors listed above, prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
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

We entered into a credit agreement in July 2021 and, as of December 31, 2022, our total indebtedness outstanding under the credit agreement, net of debt issuance costs, was $337.0 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
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
Although the terms of the credit agreement governing our outstanding indebtedness contain restrictions on the incurrence of additional indebtedness, such restrictions are subject to a number of important exceptions and indebtedness incurred in compliance with such restrictions could be substantial. If we and our restricted subsidiaries incur significant additional indebtedness, the related risks that we face could increase. If new debt is added to our or our subsidiaries’ current debt levels, the related risks that we now face would increase, and we may not be able to meet all our debt obligations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
As of December 31, 2022, we had six issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.

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
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as personal information related to current or former employees and MSP partners, may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including, loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future, and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the solutions that we deliver to our MSP partners may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, MSP partner and employee relations, results of operations, financial condition or cash flows.
On December 14, 2020, SolarWinds announced that it had been the victim of a cyberattack (the “Cyber Incident”) on its Orion Software Platform and internal systems. SolarWinds’ investigation revealed that as part of this attack, malicious code (“Sunburst”) was injected into builds of SolarWinds’ Orion Software Platform that it released between March 2020 and June 2020. If present and activated in a customer’s IT environment, Sunburst could potentially allow an attacker to compromise the server on which the Orion Software Platform was installed. The Cyber Incident has been widely reported by SolarWinds and other third parties and appears to be one of the most complex and sophisticated cyberattacks in history.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Any failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. While we had been adhering to these laws and regulations as a subsidiary of SolarWinds, we will need to demonstrate our ability to manage our compliance with these corporate governance laws and regulations as an independent, public company.
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

Additionally, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017, requires complex computations to be performed, significant judgments to be made in the interpretation of the provisions of the Tax Act, significant estimates in calculations and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department continues to interpret or issue guidance on how provisions of the Tax Act will be applied or otherwise administered. As additional guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SME data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and are expected to result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state privacy and breach notification laws. In connection with the Cyber Incident, SolarWinds’ investigations have revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds has informed us that it has notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any party whose information was compromised, which could further harm our reputation and business. States and countries have enacted different requirements for protecting personal data collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our MSP partners, including, but not limited to the European Union’s General Data Protection Regulation and U.S. state privacy laws, which created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. We continue to assess the impact of these emerging laws on the ability to lawfully transfer personal data from the European Union to the United States, monitor relevant guidance, and refine our processes accordingly. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners, and their SME customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
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
The terms of the agreements that we entered into with SolarWinds in connection with the Separation and Distribution, including the Separation and Distribution Agreement, may limit our ability to take certain actions, which could impair our ability to grow. To preserve the tax-free treatment of the Separation and Distribution, we agreed in the tax matters agreement to restrictions, including restrictions that would be effective during the period following the distribution, that could limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. See “We may not be able to engage in desirable strategic or capital-raising transactions following the distribution.” Our inability to pursue such transactions could materially adversely affect our business, results of operations and financial condition.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2022, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock. We granted registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market, subject to compliance with applicable restrictions. In addition, in connection with the private placement completed just prior to the Separation and Distribution, we granted registration rights to the Investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement, of which 10,148,828 remain unsold by the selling stockholders as of December 31, 2022. Such shares are freely tradable in the public market to the extent sold pursuant to the registration statement filed by us pursuant to our obligations.
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
Our restated charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group that acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our restated charter also provides that the Sponsors, including the Silver Lake Funds and the Thoma Bravo Funds and any persons to whom any Silver Lake Fund or Thoma Bravo Fund or any of their respective affiliates sells its common stock, will not constitute “interested stockholders” for purposes of this provision.
The Sponsors have a controlling influence over matters requiring stockholder approval.
As of December 31, 2022, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock, representing approximately 61.7% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;

•raising future capital; and
•amending our restated charter and restated bylaws, which govern the rights attached to our common stock.
Additionally, for so long as the Sponsors beneficially own, in the aggregate, 40% or more of our outstanding shares of common stock, the Sponsors will have the right to designate a majority of our board of directors. For so long as the Sponsors have the right to designate a majority of our board of directors, the directors designated by the Sponsors are generally expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is generally expected to be a director serving on such committee who is designated by the Sponsors. Notwithstanding this, directors designated by the Sponsors do not comprise a majority of our cybersecurity committee and the chair of such committee is not a director designated by the Sponsors. In addition, Thoma Bravo does not currently have any designees serving as directors. While we believe our committee membership already complies with all applicable requirements of the NYSE corporate governance standards and a majority of our board of directors are “independent directors,” as defined under the rules of the NYSE, as soon as we are no longer a “controlled company” under the NYSE corporate governance standards, we will be required to adhere to such standards, subject to any phase-in provisions.
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
Two of our seven directors are affiliated with Silver Lake. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
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
Currently, two members of our board of directors, Messrs. Bock and Widmann, also serve as directors on the SolarWinds board of directors. Further, the interests of SolarWinds and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.
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
As of December 31, 2022, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Calgary, Canada; Coimbra, Portugal; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 9.4 years.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “NABL” since July 20, 2021. Prior to that date, there was no public trading market for our common stock. Our initial public offering, or IPO, was priced at $16.00 per share on July 19, 2021.
On March 6, 2023, the last reported sales price of our common stock on the NYSE was $12.29 per share and, as of March 6, 2023, there were 41 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between July 20, 2021 (our first day as a publicly traded company) and December 31, 2022, with the cumulative total return of (i) the S&P 500 Index and (ii) the S&P 500 Software & Services Index. This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on July 20, 2021), the S&P 500 Index and the S&P 500 Software & Services Index on June 30, 2021, and assumes dividends, if any, are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

## COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
7/20/21
8/21
10/21
12/21
2/22
4/22
6/22
8/22
10/22
12/22
N-able, Inc.
S&P 500
S&P 500 Software & Services

*$100 invested on 7/20/21 in stock or 6/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Issuer Purchases of Securities
During the fourth quarter of the fiscal year covered by this report, the Company repurchased shares of its common stock, as follows.

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
October 1 - 31, 2022	—	$—	—	$—
November 1 - 30, 2022	—	$—	—	—
December 1 - 31, 2022	600	$—	—	—
Total	600		—
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the sections entitled “Safe Harbor Cautionary Statement” and “Risk Factors” above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
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
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A for the year ended December 31, 2021, collectively referred to as our “2021 Annual Report,” and the financial statements and notes in our registration statement on Form 10 (File No. 001-40297), initially filed with the Securities and Exchange Commission (“SEC”) on March 29, 2021, as amended by Amendment No. 1 filed on April 6, 2021, Amendment No. 2 filed on April 14, 2021, Amendment No. 3 filed on May 27, 2021, and Amendment No. 4 filed on June 15, 2021 (the “Form 10”). The Form 10 includes a preliminary information statement that describes the Distribution and provides information regarding our business and management. The Registration Statement was declared effective by the SEC at 3:00 p.m. Central Time on June 25, 2021. The final information statement was furnished as exhibit 99.3 to the Form 8-K we filed with the SEC on July 12, 2021 (the “Information Statement”). See Note 2. Summary of Significant Accounting Policies and Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details.
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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of December 31, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the fiscal year ended December 31, 2022, we believe that the adverse impacts of the Cyber Incident on our financial results have diminished in the absence of new discoveries or events. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
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
The Consolidated Statements of Operations include all revenue and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to our business based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount where appropriate. These allocations are primarily reflected within operating expenses in our Consolidated Statements of Operations. We believe the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to, or the benefit received by, us during the periods presented. However, these allocations may not be indicative of the actual expenses we would have incurred as a stand-alone company during the periods prior to the Separation and Distribution or of the costs we will incur in the future. See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details of the allocated costs.

Fourth Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $95.8 million and $89.5 million for the three months ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, we had approximately 25,000 customers. Additionally, as of December 31, 2022, we had 1,898 MSP partners with ARR over $50,000 on our platform, up from 1,678 as of December 31, 2021, representing an increase of 13.1%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 47% of our total ARR as of December 31, 2021 to approximately 51% of our total ARR as of December 31, 2022. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended December 31, 2022 and 2021 was $7.0 million and $2.1 million, respectively. The increase in net income for the three months ended December 31, 2022 was primarily due to an increase in revenue and other income, net and a decrease in the cost of amortization of acquired technologies. Our Adjusted EBITDA, calculated as net income of $7.0 million and $2.1 million for the three months ended December 31, 2022 and 2021, respectively, excluding amortization of acquired intangible assets and developed technology of $2.6 million and $3.1 million, respectively, depreciation expense of $3.5 million and $5.6 million, respectively, income tax expense of $3.4 million and $1.9 million, respectively, interest expense, net of $6.4 million and $4.8 million, respectively, unrealized foreign currency (gains) losses of $(2.1) million and $0.2 million, respectively, acquisition related costs of $(0.2) million and zero, respectively, spin-off costs of $0.3 million and $1.1 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $8.7 million and $8.7 million, respectively, and restructuring costs and other of $1.7 million and $0.3 million, respectively, was $31.2 million and $27.8 million for the three months ended December 31, 2022 and 2021, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended December 31, 2022 and 2021, cash flows from operations were $18.4 million and $19.2 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $5.3 million and $2.6 million for the three months ended December 31, 2022 and 2021, respectively, and cash payments for income taxes of $3.1 million and $4.0 million for the three months ended December 31, 2022 and 2021, respectively.
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
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”).
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated Financial Statements. We had total employees of 1,462 and 1,399 as of December 31, 2022 and 2021, respectively. Our stock-based compensation expense increased during the year ended December 31, 2022 as compared to the prior fiscal year primarily due to the impact of both the conversion of existing unvested and unexercised equity awards in connection with the Separation and Distribution and new equity awards granted to employees following the Separation and Distribution through December 31, 2022. Our travel costs increased during the year ended December 31, 2022 as compared to the prior fiscal year, due to reduced COVID-19 travel restrictions.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect to continue to grow our general and administrative organization domestically and internationally to support continued growth of our business.
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel.
Other Expense
Other expense primarily consists of interest expense related to our credit agreement and related party debt and losses resulting from changes in exchange rates on foreign currency denominated accounts, partially offset by gains resulting from changes in exchange rates on foreign currency denominated accounts and dividend income from our money market fund financial assets. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information on how interest rates impact our financial results.
Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information on how foreign currency impacts our financial results.

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
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$362,609	97.5%	$336,845	97.2%	$25,764
Other revenue	9,160	2.5	9,611	2.8	(451)
Total subscription and other revenue	$371,769	100.0%	$346,456	100.0%	$25,313
Total revenue increased $25.3 million or 7.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily driven by growth in sales of our data protection and security solutions. We base revenue by geography on the shipping address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.7% and 46.4% of total revenue for the year ended December 31, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.3% and 11.1% of total revenue for the year ended December 31, 2022 and 2021, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the fourth quarter of 2022, we have seen the impact on revenue growth continue to dissipate. Please see Item 1A. Risk Factors in this Annual Report on Form 10-K for additional discussion regarding risks to our business that may result from the COVID-19 pandemic.
Subscription Revenue. Subscription revenue increased $25.8 million, or 7.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our increase in subscription revenue was driven by the addition of new MSP partners and an increase in revenue from existing MSP partners as they added new SME customers and adopted new solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% and 110% for the year ended December 31, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to adverse movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $(0.5) million, or (4.7)%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to decreases in sales of our maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.

Cost of Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$56,133	15.1%	$46,677	13.5%	$9,456
Amortization of acquired technologies	2,477	0.7	5,755	1.7	(3,278)
Total cost of revenue	$58,610	15.8%	$52,432	15.2%	$6,178
Total cost of revenue increased $6.2 million, or 11.8%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $4.6 million, an increase in personnel costs of $2.2 million driven by headcount and salary increases to support new MSP partners and additional solution offerings, which includes an increase of $0.2 million in stock-based compensation expense, an increase in allocated costs of $1.9 million, and an increase in depreciation and other amortization of $1.2 million, partially offset by a decrease of $3.3 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016.
Operating Expenses

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$125,301	33.7%	$112,678	32.5%	$12,623
Research and development	63,484	17.1	53,959	15.6	9,525
General and administrative	71,125	19.1	80,575	23.3	(9,450)
Amortization of acquired intangibles	5,853	1.6	13,482	3.9	(7,629)
Total operating expenses	$265,763	71.5%	$260,694	75.3%	$5,069
Sales and Marketing. Sales and marketing expenses increased $12.6 million, or 11.2%, primarily due to an increase in personnel costs of $10.5 million driven by headcount and salary increases, which includes an increase in stock-based compensation expense of $3.3 million, an increase in advertising expense of $1.0 million, an increase in subscription costs of $0.6 million, and an increase in contract services costs of $0.4 million. We increased our sales and marketing employee headcount to support the sales of additional solutions and drive growth in the business.
Research and Development. Research and development expenses increased $9.5 million, or 17.7%, primarily due to an increase in personnel costs of $6.0 million driven by headcount and salary increases, which includes an increase in stock-based compensation expense of $1.7 million, an increase in contract services costs of $2.6 million, an increase of $1.4 million in subscription costs, and an increase of $0.7 million in allocated facilities and IT costs to support our domestic and international operations, partially offset by an increase in capitalized internal-use software costs of $1.1 million. We increased our worldwide research and development employee headcount to expedite delivery of enhancements and new solutions to our MSP partners.
General and Administrative. General and administrative expenses decreased $9.5 million, or 11.7%, primarily due to a decrease of $17.0 million in costs associated with our separation from SolarWinds, partially offset by a $2.9 million increase in personnel costs driven by headcount and salary increases, which includes an increase of $2.5 million in stock-based compensation expense, an increase of $1.3 million in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations, an increase in director and officer liability insurance costs of $1.1 million as a result of becoming a standalone company upon the Separation and Distribution, an increase in restructuring-related costs of $1.0 million, an increase in contract services costs of $0.9 million, and an increase in acquisition-related costs of $0.2 million and net gains on contingent consideration of $0.1 million related to the July 1, 2022 acquisition of Spinpanel. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $7.6 million, or 56.6%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.

Interest Expense, Net

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(18,852)	(5.1)%	$(20,472)	(5.9)%	$1,620
Interest expense, net decreased by $1.6 million, or 7.9%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to increase in the year ended December 31, 2023 compared to the year ended December 31, 2022. See Note 13. Relationship with Parent and Related Entities and Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding our related party debt and Credit Agreement, respectively.
Other Income (Expense), Net

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$1,881	0.5%	$(1,266)	(0.4)%	$3,147
Other expense, net increased by $3.1 million, or 248.6%, in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period and dividend income from our money market fund financial assets.
Income Tax Expense

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$30,425	8.2%	$11,592	3.3%	$18,833
Income tax expense	13,718	3.7	11,479	3.3	2,239
Effective tax rate	45.1%		99.0%		(53.9)%
Our income tax expense for the year ended December 31, 2022 increased by $2.2 million as compared to the year ended December 31, 2021. The effective tax rate decreased to 45.1% for the year ended December 31, 2021 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$336,845	97.2%	$292,027	96.4%	$44,818
Other revenue	9,611	2.8	10,844	3.6	(1,233)
Total subscription and other revenue	$346,456	100.0%	$302,871	100.0%	$43,585
Total revenue increased $43.6 million, or 14.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, driven by our data protection and security solutions. We base revenue by geography on the shipping address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 46.4% and 47.8% of total revenue for the year ended December 31, 2021 and 2020, respectively. Revenue from the United Kingdom was approximately 11.1% and 10.4% of total revenue for the year ended December 31, 2021 and 2020, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
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
Other Revenue. Other revenue decreased $1.2 million, or 11.4%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to decreases in sales of our perpetual licenses and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$46,677	13.5%	$38,916	12.8%	$7,761
Amortization of acquired technologies	5,755	1.7	24,257	8.0	(18,502)
Total cost of revenue	$52,432	15.2%	$63,173	20.8%	$(10,741)
Total cost of revenue decreased $10.7 million, or 17.0%,in the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to a decrease of $18.5 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016, partially offset by an increase in royalties and public cloud infrastructure and hosting fees of $4.7 million, an increase of $2.1 million in depreciation and other amortization, and an increase in personnel costs of $0.6 million, which includes an increase in stock-based compensation expense of $0.3 million.

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
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $10.4 million, or 43.5%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(20,472)	(5.9)%	$(28,137)	(9.3)%	$7,665
Interest expense, net decreased by $7.7 million, or 27.2%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 13. Relationship with Parent and Related Entities and Note 7. Debt in the Notes to Consolidated Financial Statements for further details regarding our related party debt.
Other (Expense), Net

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense), net	$(1,266)	(0.4)%	$(773)	(0.3)%	$(493)
Other (expense), net increased by $(0.5) million, or 63.8%, for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period, partially offset by $0.7 million of other income related to the settlement of a sublease agreement with SolarWinds.
Income Tax Expense

	Year Ended December 31,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$11,592	3.3%	$4,856	1.6%	$6,736
Income tax expense	11,479	3.3	12,014	4.0	(535)
Effective tax rate	99.0%		247.4%		(148.4)%
Our income tax expense for the year ended December 31, 2021 decreased by $0.5 million as compared to the year ended December 31, 2020. The effective tax rate decreased to 99.0% for the year ended December 31, 2021 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except margin data)
GAAP operating income	$47,396	$33,330	$33,766
Stock-based compensation expense and related employer-paid payroll taxes	37,658	30,092	21,496
Amortization of acquired technologies	2,477	5,755	24,257
Amortization of acquired intangibles	5,854	13,482	23,848
Acquisition related costs	289	(87)	175
Spin-off costs	1,616	15,653	7,430
Restructuring costs and other	2,662	422	309
Non-GAAP operating income	$97,952	$98,647	$111,281
GAAP operating margin	12.7%	9.6%	11.1%
Non-GAAP operating margin	26.3%	28.5%	36.7%

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

	Year Ended December 31,
	2022	2021	2020

	(in thousands, except margin data)
Net income (loss)	$16,707	$113	$(7,158)
Amortization	11,191	20,384	48,104
Depreciation	13,249	13,385	8,346
Income tax expense	13,718	11,479	12,014
Interest expense, net	18,852	20,472	28,137
Unrealized foreign currency (gains) losses	(1,246)	1,433	1,707
Acquisition related costs	289	(87)	175
Spin-off costs	1,616	15,653	7,430
Stock-based compensation expense and related employer-paid payroll taxes	37,658	30,092	21,496
Restructuring costs and other	2,662	422	309
Adjusted EBITDA	$114,696	$113,346	$120,560
Adjusted EBITDA margin	30.9%	32.7%	39.8%
Liquidity and Capital Resources
Cash and cash equivalents were $98.8 million as of December 31, 2022. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $65.7 million of cash and cash equivalents, of which 60.5%, 19.1% and 8.4% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our U.S. entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates U.S. federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $337.0 million and $338.9 million as of December 31, 2022 and 2021, respectively, net of debt issuance costs of $8.6 million and $10.2 million, respectively. In addition to our total borrowings, we are also committed to cash interest payments of approximately $146.4 million over the term of the Credit Agreement, based upon an interest rate as of December 31, 2022 of 7.73%. See Note 9. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.

In addition to committed payments related to the Credit Agreement, we are also committed to purchase obligations of $87.2 million through the fiscal year ended December 31, 2027 and remaining operating lease liabilities of $38.9 million through the fiscal year ended December 31, 2032. Purchase obligations represent outstanding purchase orders for items including public cloud infrastructure and hosting fees, royalty fees, marketing activities, software license and support fees, and accounting and legal fees. See Note 6. Leases in the Notes to Consolidated Financial Statements for further details regarding our operating leases.
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
During the year ended December 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Related Party Indebtedness
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of December 31, 2022 and 2021, respectively.
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
Interest expense related to the activity with SolarWinds Holdings, Inc. was $13.8 million and $28.1 million for the for the year ended December 31, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding our borrowings due to affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$71,413	$45,341
Net cash used in investing activities	(30,209)	(34,833)
Net cash used in financing activities	(10,402)	(42,322)
Effect of exchange rate changes on cash and cash equivalents	1,309	(1,240)
Net increase (decrease) in cash and cash equivalents	$32,111	$(33,054)
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

For the year ended December 31, 2022 as compared to the year ended December 31, 2021, the increase in cash provided by operating activities was primarily due to a decrease in prepaid expenses and other assets, the elimination of due to and from affiliates, a decrease in income taxes receivable, the elimination of accrued related party interest payable, and a decrease in accounts receivable, partially offset by a decease in accrued liabilities and other, a decrease in income taxes payable, and a decrease in accounts payable. The net cash outflow of $3.8 million and $19.9 million resulting from the changes in our operating assets and liabilities for the year ended December 31, 2022 and 2021, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to decreases in capital expenditures, partially offset by increases in acquisitions, net of cash acquired, and increases in capitalized research and development costs.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, repayments of borrowings from the Credit Agreement, repayments associated with our borrowings due to affiliates, and net transfers to Parent.
Net cash used in financing activities decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to the elimination of repayments of borrowings due to affiliates and net transfers to Parent following the Separation and Distribution, the elimination of payments for debt issuance costs, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and the exercise of stock options, partially offset by payments of tax withholding obligations related to restricted stock and repayments of borrowings from the Credit Agreement. Net transfers to Parent include the total net effect of the settlement of any transactions prior to the Separation and Distribution which have been included in our Consolidated Financial Statements from legal entities which are not exclusively operating as our legal entities and are considered to be effectively settled at the time the transaction is recorded between SolarWinds and us. See Note 1. Organization and Nature of Operations and Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding the Parent company net investment.
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
Goodwill
Our goodwill was derived from the take private transaction of SolarWinds in February 2016 and subsequent business combinations, where the purchase price exceeded the fair value of the net identifiable assets acquired. The N-able legal entities were managed as a single reporting unit of the Parent prior to the Separation and Distribution and N-able continues to be managed as a single reporting unit following the Separation and Distribution. Goodwill is tested for impairment at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test which considers the fair value of the reporting unit compared with the carrying value on the date of the test. Qualitative factors include industry and market considerations, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and other relevant events and circumstances affecting the reporting unit.
On October 1, 2022, we performed the annual qualitative assessment for our reporting unit. For the annual impairment analysis, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2022, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit as of the annual impairment analysis date. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value and therefore performing the next step of impairment test was unnecessary.
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
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. For the years ended December 31, 2020 and 2019, as well as the period ended July 19, 2021, income taxes as presented in the financial statements of N-able attribute current and deferred income taxes of SolarWinds to stand-alone financial statements of N-able in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the income tax provisions of N-able for these periods were prepared following the separate return method. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. For the period beginning July 20, 2021, the income tax provision was computed on a post-Separation and Distribution basis following the authoritative guidance reflected in ASC 740.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2022, we have recorded a valuation allowance of $2.0 million in the U.S. and $1.6 million outside the U.S., respectively. As of December 31, 2021, we have recorded a valuation allowance of $2.9 million in the U.S. If, based upon the weight of all available evidence, it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the deferred tax assets.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $98.8 million and $66.7 million as of December 31, 2022 and 2021, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $337.0 million and $338.9 million as of December 31, 2022 and 2021, respectively. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of December 31, 2022 and 2021, the annual weighted-average interest rate on borrowings was 7.73% and 3.50%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.5 million as of December 31, 2022 and 2021, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding as of December 31, 2022 and 2021 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of December 31, 2022 and 2021, respectively.
See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-39 hereof.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. Our management has concluded that our Consolidated Financial Statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the United States of America.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that our degree of compliance with the policies or procedures may deteriorate.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in Internal Control— Integrated Framework issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to a permanent exemption from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2023 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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

4.4
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to the Company's Amended Annual Report on Form 10-K/A filed with the Commission on August 9, 2022).

10.1
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

10.3#
Intellectual Property Matters Agreement, dated as of July 16, 2021, by and between SolarWinds Corporation and N-able, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

Exhibit Number	Exhibit Title
10.4#
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

10.7^
Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and John Pagliuca (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.8^
Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and Tim O'Brien (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 8, 2022).

10.9^
Employment Agreement, dated as of February 9, 2021, by and between N-able Technologies, Inc. and Michael Adler (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on March 8, 2022).

10.1	Form of Indemnification Agreement of N-able, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.11^#
N-able, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

10.12^#	N-able, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).
10.13^	N-able, Inc. Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.14
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

N-able, Inc.

Dated:	March 14, 2023	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pagliuca	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023
John Pagliuca

/s/ Tim O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Tim O’Brien

/s/ William Bock	Chairperson and Director	March 14, 2023
William Bock

/s/ Michael Bingle	Director	March 14, 2023
Michael Bingle

/s/ Ann Johnson	Director	March 14, 2023
Ann Johnson

/s/ Darryl Lewis	Director	March 14, 2023
Darryl Lewis

/s/ Cam McMartin	Director	March 14, 2023
Cam McMartin

/s/ Michael Widmann	Director	March 14, 2023
Michael Widmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of N-able, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 14, 2023
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$98,847	$66,736
Accounts receivable, net of allowances of $1,330 and $1,653 as of December 31, 2022 and 2021, respectively	34,798	33,041
Income tax receivable	7,814	7,250
Prepaid and other current assets	12,697	13,962
Total current assets	154,156	120,989
Property and equipment, net	37,404	38,748
Operating lease right-of-use assets	31,752	36,206
Deferred taxes	795	1,681
Goodwill	828,795	840,923
Intangible assets, net	8,873	8,066
Other assets, net	17,082	9,086
Total assets	$1,078,857	$1,055,699
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,544	$5,865
Due to affiliates	—	464
Accrued liabilities and other	35,630	30,944
Current operating lease liabilities	5,771	4,830
Income taxes payable	1,629	4,600
Current portion of deferred revenue	11,740	10,675
Current debt obligation	3,500	3,500
Total current liabilities	61,814	60,878
Long-term liabilities:
Deferred revenue, net of current portion	387	223
Non-current deferred taxes	2,783	2,632
Non-current operating lease liabilities	33,110	37,822
Long-term debt, net of current portion	333,488	335,379
Other long-term liabilities	5,204	410
Total liabilities	436,786	437,344
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 180,849,537 and 179,049,429 shares issued and outstanding as of December 31, 2022 and 2021, respectively	181	179
Preferred stock, $0.001 par value: 50,000,000 shares authorized and 50,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	632,871	602,996
Accumulated other comprehensive (loss) income	(7,815)	15,053
Retained earnings	16,834	127
Total stockholders' equity	642,071	618,355
Total liabilities and stockholders' equity	$1,078,857	$1,055,699
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription and other revenue	$371,769	$346,456	$302,871
Cost of revenue:
Cost of revenue	56,133	46,677	38,916
Amortization of acquired technologies	2,477	5,755	24,257
Total cost of revenue	58,610	52,432	63,173
Gross profit	313,159	294,024	239,698
Operating expenses:
Sales and marketing	125,301	112,678	82,034
Research and development	63,484	53,959	42,719
General and administrative	71,125	80,575	57,331
Amortization of acquired intangibles	5,853	13,482	23,848
Total operating expenses	265,763	260,694	205,932
Operating income	47,396	33,330	33,766
Other expense:
Interest expense, net	(18,852)	(20,472)	(28,137)
Other income (expense), net	1,881	(1,266)	(773)
Total other expense	(16,971)	(21,738)	(28,910)
Income before income taxes	30,425	11,592	4,856
Income tax expense	13,718	11,479	12,014
Net income (loss)	$16,707	$113	$(7,158)
Net income (loss) per share:
Basic earnings (loss) per share	$0.09	$0.00	$(0.05)
Diluted earnings (loss) per share	$0.09	$0.00	$(0.05)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic earnings (loss) per share	180,136	167,460	158,124
Shares used in computation of diluted earnings (loss) per share	181,297	168,667	158,124

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$16,707	$113	$(7,158)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(22,868)	(33,938)	42,414
Other comprehensive (loss) income	(22,868)	(33,938)	42,414
Comprehensive (loss) income	$(6,161)	$(33,825)	$35,256
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2019	—	$—	$557,119	$—	$6,577	$—	$563,696
Foreign currency translation adjustment	—	—	—	—	42,414	—	42,414
Net loss	—	—	(7,158)	—	—	—	(7,158)
Net transfers from Parent	—	—	11,192	—	—	—	11,192
Stock-based compensation	—	—	21,053	—	—	—	21,053
Balance as of December 31, 2020	—	$—	$582,206	$—	$48,991	$—	$631,197
Net loss	—	—	(14)	—	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(13,912)	—	(13,912)
Stock-based compensation	—	—	9,023	—	—	—	9,023
Net transfers from Parent	—	—	10,783	—	—	—	10,783
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—	—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—	—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—	—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079	$—	$619,095
Adjustments for consummation of Separation transaction	—	—	—	863	—	—	863
Foreign currency translation adjustment	—	—	—	—	(20,026)	—	(20,026)
Net income	—	—	—	—	—	127	127
Exercise of stock options	39	—	—	23	—	—	23
Restricted stock units issued, net of shares withheld for taxes	356	—	—	(2,209)	—	—	(2,209)
Issuance of stock	11	—	—	—	—	—	—
Stock-based compensation	—	—	—	20,482	—	—	20,482
Balance as of December 31, 2021	179,049	$179	$—	$602,996	$15,053	$127	$618,355
Net income	—	—		—	—	16,707	16,707
Foreign currency translation adjustment	—	—		—	(22,868)	—	(22,868)
Exercise of stock options	42	—		108	—	—	108
Restricted stock units issued, net of shares withheld for taxes	1,556	2		(8,325)	—	—	(8,323)
Issuance of stock	61	—		—	—	—	—
Issuance of stock under employee stock purchase plan	142	—		1,315	—	—	1,315
Stock-based compensation	—	—		36,777	—	—	36,777
Balance as of December 31, 2022	180,850	$181	$—	$632,871	$(7,815)	$16,834	$642,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$16,707	$113	$(7,158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24,440	33,771	56,450
(Benefit from) provision for doubtful accounts	(323)	2,153	1,483
Stock-based compensation expense	36,527	29,430	21,053
Amortization of debt issuance costs	1,623	732	—
Loss on lease modification	—	271	—
Deferred taxes	(1,423)	(1,913)	(4,051)
Operating lease right-of-use assets, net	(1,168)	(741)	—
(Gain) loss on foreign currency exchange rates	(1,246)	1,433	1,707
Gain on contingent consideration	(83)	—	—
Other non-cash expenses	148	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(3,432)	(5,567)	(3,458)
Income taxes receivable	(567)	(5,999)	(233)
Prepaid expenses and other assets	283	(10,673)	(581)
Accounts payable	(1,624)	(455)	3,273
Due to and from affiliates	(402)	(8,302)	6,155
Accrued liabilities and other	3,003	11,923	7,970
Accrued related party interest payable	—	(2,477)	1,540
Income taxes payable	(3,188)	158	389
Deferred revenue	1,358	1,253	1,126
Other long-term assets	780	231	—
Net cash provided by operating activities	71,413	45,341	85,665
Cash flows from investing activities
Purchases of property and equipment	(12,834)	(30,664)	(11,919)
Purchases of intangible assets	(8,176)	(4,169)	(4,221)
Acquisitions, net of cash acquired	(9,199)	—	—
Net cash used in investing activities	(30,209)	(34,833)	(16,140)
Cash flows from financing activities
Proceeds from Private Placement, net of $9,000 of issuance costs	—	216,000	—
Distribution of net proceeds from Private Placement to Parent	—	(216,000)	—
Payments of tax withholding obligations related to restricted stock units	(8,325)	(2,230)	—
Exercise of stock options	108	23	—
Proceeds from issuance of common stock under employee stock purchase plan	1,315	—	—
Proceeds from Credit Agreement	—	350,000	—
Repayments of borrowings due to affiliates	—	(372,650)	(21,750)
Repayments of borrowings from Credit Agreement	(3,500)	(875)	—

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net transfers (to) from Parent	—	(6,515)	11,192
Payment for debt issuance costs	—	(10,075)	—
Net cash used in financing activities	(10,402)	(42,322)	(10,558)
Effect of exchange rate changes on cash and cash equivalents	1,309	(1,240)	1,475
Net increase (decrease) in cash and cash equivalents	32,111	(33,054)	60,442
Cash and cash equivalents
Beginning of period	66,736	99,790	39,348
End of period	$98,847	$66,736	$99,790

Supplemental disclosure of cash flow information
Cash paid for interest	$15,570	$20,387	$26,602
Cash paid for income taxes	$16,303	$19,029	$14,205

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(728)	$1,138	$2,653
Right-of-use assets obtained in exchange for operating lease liabilities	$967	$31,079	$5,765

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies
Basis of Presentation
Prior to the Separation from SolarWinds
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. The Consolidated Statements of Operations include all revenues and costs directly attributable to N-able as well as an allocation of expenses related to facilities, functions and services provided by SolarWinds prior to the Separation and Distribution. These corporate expenses have been allocated to us based on direct usage or benefit, where identifiable, with the remainder allocated based on headcount. See Note 13. Relationship with Parent and Related Entities for further details. The allocated costs were deemed to be settled by N-able to SolarWinds in the period in which the expense was recorded in the Consolidated Statements of Operations and these settlements were reflected in cash flows from operating activities in the Consolidated Statements of Cash Flows. Current and deferred income taxes and related tax expense have been determined based on the stand-alone results of N-able by applying Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”), to N-able’s operations in each country as if it were a separate taxpayer (i.e. following the Separate Return Methodology).
SolarWinds maintains various stock-based compensation plans at a corporate level. N-able employees participated in those programs prior to the Separation and Distribution and a portion of the compensation cost associated with those plans is included in N-able’s Consolidated Statements of Operations. The stock-based compensation expense is included within Parent company net investment for periods prior to the Separation and Distribution, with the accumulated balance included within Parent company net investment being transferred to additional paid-in capital upon consummation of the Separation and Distribution. The amounts presented in the Consolidated Financial Statements are not necessarily indicative of future awards. See Note 13. Relationship with Parent and Related Entities for further details.
SolarWinds' third party debt and the related interest have not been allocated to us for any of the applicable periods presented because SolarWinds' borrowings were primarily for corporate cash purposes and were not directly attributable to N-able. In addition, none of the N-able legal entities guaranteed the debt nor were they jointly and severally liable for SolarWinds' debt.
Any transactions which have been included in the Consolidated Financial Statements from legal entities which are not exclusively operating as N-able legal entities are considered to be effectively settled in the Consolidated Financial Statements at the time the transaction is recorded between SolarWinds and the N-able business. The total net effect of the settlement of these intercompany transactions is reflected in the Consolidated Statements of Cash Flows as a financing activity. See Note 13. Relationship with Parent and Related Entities for further details.
All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that management believes are reasonable. However, the Consolidated Financial Statements included herein may not be indicative of the results of operations and cash flows of N-able in the future or if N-able had been a separate, stand-alone publicly traded entity during the applicable periods presented. Actual costs that may have been incurred if we had been a standalone company would depend on a number of factors, including the organizational structure, whether functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Going forward, we may perform these functions using our own resources or outsourced services. For a period following the Separation and Distribution, however, some of these functions continued to be provided by SolarWinds under a Transition Services Agreement. Additionally, we provided some services to SolarWinds under such Transition Services Agreement. The Transition Services Agreement terminated during the year ended December 31, 2022, on the expiration of the term of the last service provided under it. See Note 13. Relationship with Parent and Related Entities for further details regarding allocated shared costs with SolarWinds.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
N-able's historical results are included as a part of the Parent's financial statements prior to the Separation and Distribution, which are filed with the Securities and Exchange Commission (“SEC”). Prior to the Separation and Distribution, N-able tracked the effective dates and adopted all guidance applicable to it consistent with the manner that the Parent tracked and adopted all applicable guidance.
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the years ended December 31, 2022 and 2021 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within total Parent company net investment prior to the Separation and Distribution and within stockholders' equity following the Separation and Distribution. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense), net in our Consolidated Statements of Operations. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. The foreign currency transactional and re-measurement exchange gains and (losses) were $2.2 million, $(1.8) million, and $(0.8) million for the years ended December 31, 2022, 2021 and 2020, respectively.
Cash and Cash Equivalents
All cash and cash equivalents included in the Consolidated Financial Statements are legally owned by N-able legal entities. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, we have money market fund financial assets of $48.4 million, which are included in “cash and cash

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

equivalents” in our Consolidated Balance Sheets. We had no money market fund financial assets as of December 31, 2021. See “Fair Value Measurements” below and Note 7. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
Parent Company Net Investment
For periods prior to the Separation and Distribution, N-able's equity on the Consolidated Balance Sheets represents SolarWinds’ historical net investment in the Business, and is presented as “Parent company net investment” in lieu of stockholders' equity. For periods prior to the Separation and Distribution, the Consolidated Statements of Stockholders' Equity and Parent Company Net Investment include corporate allocations, net cash transfers and other property transfers between SolarWinds and the Business, as well as short term due to affiliates, short term due from affiliates and long term due to affiliates between N-able and other SolarWinds affiliates that were settled on a current basis.
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
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill represents the amount of the purchase price in excess of the estimated fair value of net assets of businesses acquired in a business combination. Our goodwill was primarily derived from the take private transaction of SolarWinds in February 2016 and subsequent business combinations, where the purchase price exceeded the fair value of the net identifiable assets acquired. We test goodwill at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
In October 2022, we performed a qualitative, “Step 0,” assessment for our single reporting unit. For “Step 0,” we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2022, there were

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of the Business as of the annual impairment date. As such, we determined there were no indicators of impairment and that it is more likely than not that the fair value of a reporting unit is greater than its carrying value and therefore performing the next step of impairment test was unnecessary.
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
Long-Lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our finite-lived intangible assets are primarily related to assets acquired at the take private transaction of SolarWinds and subsequent business combinations. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. For the year ended December 31, 2022 and 2021, there were no indicators that our long-lived assets were impaired.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. Our related party debt with SolarWinds Holdings, Inc. prior to the Separation was not carried at fair value. See Note 13. Relationship with Parent and Related Entities for further details regarding our related party debt. See Note 7. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of December 31, 2022. We held no financial instruments as of December 31, 2021. As of December 31, 2022 and 2021, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions for software-as-a-service (“SaaS”) offerings as well as subscription-based term licenses and from the sale of maintenance services associated with our perpetual license products and have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was $1.3 million, $1.7 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. We funded the transaction with cash on hand. We incurred less than $0.1 million in acquisition-related costs during the three months ended December 31, 2022, which are included in general and administrative expense. Prior to the acquisition, N-able had an existing Original Equipment Manufacturing Agreement (“OEM Agreement”) with the third party, whereby $1.0 million had previously been recorded as a prepaid royalty. The OEM Agreement was terminated as of the acquisition date, and the $1.0 million previously recorded as a prepaid royalty is now classified as product delivery fees. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs.
The $3.1 million of cash paid on the acquisition date and $1.0 million of product delivery fees is deemed to be the total value of technology ready for its intended use as of the acquisition date and will be amortized over an estimated useful life of three years, beginning on the acquisition date. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. See Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities. Once the technology has been deemed ready for its intended use, upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023, the final capitalized amounts will be amortized over an estimated useful life of three years.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We had $13.7 million, $5.1 million, and $4.9 million of internal-use software costs, net capitalized for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense of internal-use software costs was $2.5 million, $2.2 million, and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Debt Issuance Costs
Debt issuance costs for our secured credit facilities are presented as a deduction from the corresponding debt liability on our Consolidated Balance Sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our Consolidated Statements of Operations. Amortization of debt issuance costs included in interest expense was $1.6 million and $0.7 million for the year ended December 31, 2022 and 2021, respectively. See Note 9. Debt for discussion of our secured credit facilities.
Contingencies
We account for claims and contingencies in accordance with authoritative guidance that requires we record an estimated loss from a claim or loss contingency when information available prior to issuance of our Consolidated Financial Statements indicates a liability has been incurred at the date of our Consolidated Financial Statements and the amount of the loss can be reasonably estimated. If we determine that it is reasonably possible but not probable that an asset has been impaired or a liability has been incurred, we disclose the amount or range of estimated loss if material or that the loss cannot be reasonably estimated. Accounting for claims and contingencies requires us to use our judgment. We consult with legal counsel on those issues related to litigation and seek input from other experts and advisors with respect to matters in the ordinary course of business. See Note 15. Commitments and Contingencies for a discussion of contingencies.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
SaaS solutions	Over the subscription term, once the service is made available to the MSP partner (over time)
Subscription-based term and perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Technical support and unspecified software upgrades	Ratably over the contract period (over time)

Our revenue consists of the following:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Subscription revenue	$362,609	$336,845	$292,027
Other revenue	9,160	9,611	10,844
Total subscription and other revenue	$371,769	$346,456	$302,871

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
During the years ended December 31, 2022, 2021 and 2020, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue recognized at a point in time	$59,970	$62,204	$57,943
Revenue recognized over time	311,799	284,252	244,928
Total revenue recognized	$371,769	$346,456	$302,871

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2020	$9,670
Deferred revenue recognized	(17,517)
Additional amounts deferred	18,745
Balance as of December 31, 2021	$10,898
Deferred revenue recognized	(19,922)
Additional amounts deferred	21,151
Balance as of December 31, 2022	$12,127

Remaining Performance Obligations
We expect to recognize revenue related to the following remaining performance obligations as of December 31, 2022:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$12,593	$12,079	$514	$—

Cost of Revenue
Cost of Revenue. Cost of revenue consists of technical support personnel costs which includes salaries, bonuses and stock-based compensation and related employer-paid payroll taxes for technical support personnel, as well as an allocation of overhead costs. Public cloud infrastructure and hosting fees and royalty fees are also included in cost of revenue.
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products and was $2.5 million, $5.8 million and $24.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our Consolidated Statements of Operations.
Advertising expense was as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Advertising expense	$19,560	$18,534	$13,903

Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. During 2019, we adopted the new lease accounting guidance, FASB Accounting Standards Update No. 2016-02 “Leases,” or ASC 842. Under ASC 842, we

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we determine the appropriate lease classification and recognize a right-of-use asset and lease liability at the commencement date of the lease based on the present value of fixed lease payments over the lease term reduced by lease incentives. To determine the present value of lease payments, we use an estimated incremental borrowing rate based on the interest rate a similar borrowing on a collateralized basis would incur based on information available on the lease commencement date as none of our leases provide an implicit rate. We generally base this discount rate on the interest rate incurred on our secured credit facilities and, prior to the Separation and Distribution, by our Parent's senior secured debt, adjusted for considerations for the value, term and currency of the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the periods ended December 31, 2022 and 2021, respectively. See Note 6. Leases for additional information regarding our lease arrangements.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

financial statements. Where applicable, the associated interest expense and penalties has been recognized as a component of income tax expense.
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. See Note 14. Income Taxes for additional information regarding our income taxes.
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the years ended December 31, 2022, 2021 and 2020, no distributor, reseller or direct customer represented a significant concentration of our revenue.
At December 31, 2022 and 2021, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2020	$48,991	$48,991
Other comprehensive loss before reclassification	(33,938)	(33,938)
Net current period other comprehensive loss	(33,938)	(33,938)
Balance as of December 31, 2021	15,053	15,053
Other comprehensive loss before reclassification	(22,868)	(22,868)
Net current period other comprehensive loss	(22,868)	(22,868)
Balance as of December 31, 2022	$(7,815)	$(7,815)
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
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. No stock option awards were granted during the year ended December 31, 2022. See Note 10. Stock-Based

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Compensation and Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the year ended December 31, 2022 and 2021 as a result of the Conversion.
We estimated the fair value for stock options at the date of grant using the Black-Scholes option pricing model. We have not paid and do not anticipate paying cash dividends on our common stock; therefore, we assume the expected dividend yield to be zero. We estimate the expected volatility using the historical volatility of comparable public companies from a representative peer group. We base the risk-free rate of return on the average U.S. treasury yield curve for the most appropriate terms for the respective periods. As allowed under current guidance, we have elected to apply the “simplified method” in developing our estimate of expected life for “plain vanilla” stock options by using the midpoint between the vesting date and contractual termination date since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. For all awards, we grant employees stock awards at exercise prices equal to the fair value of the underlying common stock on the date the award was approved. Performance-based awards are not considered granted under the applicable accounting guidance until the performance attainment targets for each applicable tranche have been defined. We recognize the impact of forfeitures in stock-based compensation expense when they occur. See Note 10. Stock-Based Compensation for additional information.
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. We do not believe this standard will have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We do not believe this standard will have a material impact on our consolidated financial statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions
Spinpanel B.V.
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Based in the Netherlands, Spinpanel is a multi-tenant Microsoft 365 management and automation platform built for Microsoft Cloud Solution Providers to automate the provisioning, security, and management of all Microsoft tenants, users, and licenses in a single consolidated hub. The acquisition of Spinpanel is intended to help our partners optimize the value of their Microsoft Cloud products and, in turn, give Spinpanel customers access to a wider array of IT management and security solutions. We incurred net acquisition-related costs of $0.3 million during the year ended December 31, 2022, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes.
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

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current assets, including cash acquired of $6	$128
Property and equipment, net	48
Current liabilities	(1,199)
Non-current deferred tax liabilities	(2,314)
Identifiable intangible assets
Developed technology	8,890
Customer relationships	80
Goodwill	8,726
Total assets acquired, net	$14,359

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid, net of cash acquired of $6	$9,199
Contingent consideration	5,160
Total consideration, net	$14,359
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$8,890	5
Customer relationships	80	3
Total identifiable intangible assets	$8,970

The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the year ended December 31, 2022. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. At the date of acquisition, the fair value of this contingent consideration was $5.2 million. As of December 31, 2022, the fair value of this contingent consideration is $5.1 million, resulting in the recognition of a gain of $0.1 million for the year ended December 31, 2022. The current portion of the contingent consideration of $0.3 million is included in “accrued liabilities and other” and the non-current portion of $4.8 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2022. See Note 7. Fair Value Measurements, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income (loss) and net income (loss) per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.

4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2022 and 2021:

(in thousands)
Balance as of December 31, 2020	$874,083
Foreign currency translation	(33,160)
Balance as of December 31, 2021	840,923
Acquisitions	8,726
Foreign currency translation	(20,854)
Balance as of December 31, 2022	$828,795
Intangible Assets
Intangible assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$30,054	$(21,803)	$8,251	$35,210	$(33,542)	$1,668
Customer relationships	92,662	(92,040)	622	95,010	(88,612)	6,398
Trademarks	713	(713)	—	1,136	(1,136)	—
Total intangible assets	$123,429	$(114,556)	$8,873	$131,356	$(123,290)	$8,066
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Intangible asset amortization expense	$8,330	$19,065	$48,105
As of December 31, 2022, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2023	$2,414
2024	1,860
2025	1,847
2026	1,833
2027	919
Total amortization expense	$8,873
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2022	2021

	(in thousands)
Servers, equipment and computers	$38,669	$32,524
Furniture and fixtures	6,386	6,409
Software	885	602
Leasehold improvements	21,450	21,408
	$67,390	$60,943
Less: Accumulated depreciation and amortization	(29,986)	(22,195)
Property and equipment, net	$37,404	$38,748
Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Depreciation and amortization	$13,249	$12,226	$6,581
6. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Calgary, Canada; Coimbra, Portugal; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 9.4 years.
The components of operating lease costs for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Operating lease costs	$6,888	$5,444
Variable lease costs(1)	1,293	1,046
Short-term lease costs	299	476
Total lease costs	$8,480	$6,966
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2022 were as follows:

December 31, 2022
(in thousands)
2023	$7,280
2024	7,118
2025	5,532
2026	5,464
2027	4,489
Thereafter	15,752
Total minimum lease payments	45,635
Less: imputed interest	(6,754)
Present value of operating lease liabilities	$38,881
As of December 31, 2022, the weighted-average remaining lease term of our operating leases was 7.7 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.1%.
7. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of December 31, 2022. We held no financial assets and liabilities as of December 31, 2021. See Note 3. Acquisitions, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the year ended December 31, 2022.

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$48,389	$—	$—	$48,389
Liabilities:
Contingent consideration	$—	$—	$5,090	$5,090
As of December 31, 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2022	2021

	(in thousands)
Payroll-related accruals	$19,622	$16,657
Value-added and other tax	1,904	1,805
Purchasing accruals	4,390	3,593
Accrued royalties	1,104	1,938
Accrued contingent consideration liability	2,746	—
Accrued other liabilities	5,864	6,951
Total accrued liabilities and other	$35,630	$30,944

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

9. Debt
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
The following table summarizes information relating to our outstanding debt as of December 31, 2022:

	As of December 31,
	2022
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$345,625	7.73%
Revolving credit facility	—	—%
Total principal amount	345,625
Unamortized discount and debt issuance costs	(8,637)
Total debt, net	336,988
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$333,488

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2022, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under Credit Agreement as of December 31, 2022:

(in thousands)
2023	$3,500
2024	3,500
2025	3,500
2026	3,500
2027	3,500
Thereafter	328,125
Total minimum principal payments	$345,625
10. Stock-Based Compensation
Common Stock and Preferred Stock
As set by our certificate of incorporation, the Company has authorized 550,000,000 shares of common stock, par value of $0.001 per share, and 50,000,000 shares of preferred stock, par value of $0.001 per share. Each share of common stock entitles the holder thereof to one vote on each matter submitted to a vote at any meeting of stockholders.
Equity Incentive Awards
2021 Equity Incentive Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”). It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. As of December 31, 2022, 13,574,211 shares were reserved for future grants under the 2021 Plan.
Awards may be granted under the 2021 Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards must be evidenced by a written agreement between us and the holder of the award and may include stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance units (“PSUs”), and cash-based awards and other stock-based awards. In the event of a change in control as described in the 2021 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2021 Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. Our compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2021 Plan also authorizes our compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the canceled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.
The 2021 Plan will continue in effect until it is terminated by the compensation committee; provided, however, that all awards must be granted, if at all, within ten years of its effective date. The compensation committee may amend, suspend or terminate the 2021 Plan at any time; provided that without stockholder approval, the plan cannot be amended to increase the number of shares authorized, change the class of persons eligible to receive incentive stock options, or effect any other change that would require stockholder approval under any applicable law, regulation or listing rule.
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
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2022,

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

common stock-based incentive awards of 7,361,678 shares were outstanding under the 2021 Plan, consisting of 125,841 stock options, 3,416 shares of restricted common stock, 5,745,906 shares of restricted stock units, and 1,486,515 shares of performance stock units. For the year ended December 31, 2022, we repurchased 10,850 shares of vested and unvested restricted common stock upon employee terminations.
Conversion of SolarWinds Equity Stock Awards
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. See Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the year ended December 31, 2021 as a result of the Conversion.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $36.5 million, $29.4 million and $21.1 million, respectively, as summarized below:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Cost of revenue	$1,146	$1,010	$670
Sales and marketing	12,043	8,761	4,409
Research and development	6,118	4,659	3,189
General and administrative	17,220	15,000	12,785
Total stock-based compensation expense	$36,527	$29,430	$21,053

The impact to our income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Impact to income before income taxes due to stock-based compensation	$36,527	$29,430	$21,053
Income tax benefit related to stock-based compensation	872	310	241
Stock Option Awards
Stock option grant activity under the 2021 Plan was as follows during the year ended December 31, 2022:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances as of December 31, 2021	169,168	$1.32
Options exercised	(40,695)	2.65
Options forfeited	(1,316)	0.57
Options expired	(1,316)	1.60
Outstanding balances as of December 31, 2022	125,841	$0.89
Options exercisable as of December 31, 2022	120,049	$0.86	$1,131	4.4
Options vested and expected to vest as of December 31, 2022	125,841	$0.89	$1,182	4.5

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

No stock option awards were granted during the year ended December 31, 2022. For stock option awards granted during the year ended December 31, 2021, we estimated the fair value at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2021

Expected dividend yield	—%
Volatility	45.5%
Risk-free rate of return	0.5%
Expected life	3.47 years
See Note 2. Summary of Significant Accounting Policies for additional information on determining the fair value of our stock-based incentive awards.
The unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods was less than $0.1 million as of December 31, 2022. We expect to recognize this expense over weighted average periods of approximately 0.2 years as of December 31, 2022.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2021 Plan during the year ended December 31, 2022:

Number of Shares Outstanding
Unvested balances as of December 31, 2021	75,815
Restricted stock vested	(61,549)
Restricted stock repurchased - unvested shares	(10,850)
Unvested balances as of December 31, 2022	3,416
Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. The weighted-average grant date fair market value of restricted common stock purchased was $1.52 per share. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2022 was $0.6 million.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon (i) continued employment through the applicable vesting date and (ii) for employees at the level of group vice president and above, the achievement of certain financial performance targets determined by the board of directors. Pursuant to the Separation and Distribution, the restricted stock is subject to repurchase by SolarWinds in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As a result, we have no liability for unvested shares as of December 31, 2022 and 2021, respectively.
Restricted Stock Units
The following table summarizes information about restricted stock unit activity under the 2021 Plan during the year ended December 31, 2022:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2021	4,764,213	$13.03	$52,883	1.3
Restricted stock units granted	3,876,745	11.44
Restricted stock units vested	(2,036,843)	13.11
Restricted stock units forfeited	(858,209)	12.12
Unvested balances as of December 31, 2022	5,745,906	$12.07	$59,068	1.3

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The total fair value of restricted stock units vested during the year ended December 31, 2022 was $22.0 million. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods is $56.0 million as of December 31, 2022 and we expect to recognize this expense over a weighted-average period of 2.6 years.
Performance Stock Units
The following table summarizes information about performance stock unit activity under the 2021 Plan during the year ended December 31, 2022:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2021	989,914	$12.50	$10,988	1.1
Performance stock units granted	772,452	11.60
Performance stock units vested	(275,851)	12.50
Unvested balances as of December 31, 2022	1,486,515	$12.03	$15,281	0.9
The total unrecognized stock-based compensation expense related to unvested performance stock units and subject to recognition in future periods is $5.6 million as of December 31, 2022 and we expect to recognize this expense over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Employee Stock Purchase Plan (the “ESPP”). We reserved a total of 2,500,000 shares of our common stock available for sale under our ESPP, and 2,358,012 shares remained available for future issuance as of December 31, 2022.
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
Stock-based compensation expense related to our ESPP plan was $0.5 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings (loss) per share follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Basic earnings (loss) per share:
Numerator:
Net income (loss)	$16,707	$113	$(7,158)
Net income (loss) available to common stockholders	$16,707	$113	$(7,158)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings (loss) per share	180,136	167,460	158,124
Basic earnings (loss) per share	$0.09	$0.00	$(0.05)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) available to common stockholders	$16,707	$113	$(7,158)
Denominator:
Weighted-average shares used in computing basic earnings (loss) per share	180,136	167,460	158,124
Add dilutive impact of employee equity plans	1,161	1,207	—
Weighted-average shares used in computing diluted earnings (loss) per share	181,297	168,667	158,124
Diluted earnings (loss) per share	$0.09	$0.00	$(0.05)
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Restricted stock units	2,957	203	—
Total anti-dilutive shares	2,957	203	—
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
12. Employee Benefit Plans
401(k) Plan
Our eligible employees participate in a 401(k) matching program. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Employee benefit plan expense	$1,495	$1,440	$1,203

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

13. Relationship with Parent and Related Entities
Prior to the Separation and Distribution, the N-able business was managed and operated in the normal course of business consistent with other affiliates of SolarWinds. Accordingly, certain shared costs for the periods through the Separation and Distribution date of July 19, 2021 have been allocated to N-able and reflected as expenses in the Consolidated Financial Statements. Management considers the allocation methodologies used to be reasonable and appropriate reflections of the historical SolarWinds expenses attributable to N-able for purposes of the stand-alone financial statements. However, the expenses reflected in the Consolidated Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if N-able historically operated as a separate, stand-alone entity. In addition, the expenses reflected in the Consolidated Financial Statements may not be indicative of related expenses that will be incurred in the future by N-able.
General Corporate Overhead
For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to the N-able business. Expenses relating to these services have been allocated to N-able and are reflected in the Consolidated Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. The following table summarizes the components of general allocated corporate expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

	(in thousands)
General and administrative	$20,357	$31,357
Research and development	253	1,672
Sales and marketing	297	1,969
Cost of revenue	140	149
Total	$21,047	$35,147

Due to and from Affiliates
In connection with the Separation and Distribution, we repaid all related party debt due to SolarWinds Holdings, Inc. and had no remaining related party debt due to SolarWinds Holdings, Inc. as of December 31, 2022.
On February 25, 2016, we entered into a loan agreement with SolarWinds Holdings, Inc. with an original principal amount of $250.0 million and a maturity date of February 25, 2023. Borrowings under the loan agreement bear interest at a floating rate which is equal to an adjusted LIBOR for a three-month interest period plus 9.8%. Prepayments of borrowings under the loan are permitted. In connection with the Separation and Distribution, we repaid this debt in full.
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
Interest expense related to the loan agreements with SolarWinds Holdings, Inc. was $13.8 million and $28.1 million for the years ended December 31, 2021 and 2020, respectively. The repayment of principal for these related party borrowings is reflected as a financing activity in the Consolidated Statements of Cash Flows.
Due to affiliates within current liabilities primarily comprises $0.5 million relating to transition services provided by SolarWinds as of December 31, 2021. There were no amounts due to or from SolarWinds as of December 31, 2022.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
For the periods through the Separation and Distribution date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $9.3 million and $20.6 million for the years ended December 31, 2021 and 2020, respectively. In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the year ended December 31, 2022 and 2021, we recognized $2.2 million and $2.7 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provide various services to each other. Under this agreement, SolarWinds continues to provide us with certain corporate and shared services, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement terminated during the year ended December 31, 2022, on the expiration of the term of the last service provided under it. We incurred $0.1 million and $1.7 million of costs under the Transition Services Agreement during the years ended December 31, 2022 and 2021, respectively.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the years ended December 31, 2022 and 2021, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $1.5 million and $0.5 million of revenue and incurred $0.3 million and $0.1 million of costs, respectively, under the Software OEM Agreements during the years ended December 31, 2022 and 2021, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the years ended December 31, 2022 and 2021, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the years ended December 31, 2022 and 2021, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the years ended December 31, 2022 and 2021, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned $0.1 million and $0.1 million of revenue and incurred $0.5 million and $0.7 million of costs, respectively, under the Software Cross License Agreement during the years ended December 31, 2022 and 2021, respectively.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.6 million and $0.2 million under the Sublease Agreement during the years ended December 31, 2022 and 2021, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
U.S.	$(22,574)	$(37,028)	$(46,444)
International	52,999	48,620	51,300
Income before income taxes	$30,425	$11,592	$4,856
Income tax expense was composed of the following:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Current:
Federal	$—	$—	$—
State	10	2	—
International	15,661	13,324	16,065
	15,671	13,326	16,065
Deferred:
Federal	—	—	86
State	—	—	5
International	(1,953)	(1,847)	(4,142)
	(1,953)	(1,847)	(4,051)
Income tax expense	$13,718	$11,479	$12,014

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Expense derived by applying the federal statutory income tax rate to income before income taxes	$6,389	$2,434	$1,020
State taxes, net of federal benefit	50	(105)	(185)
Research and experimentation tax credits	(170)	—	(786)
Global intangible low-taxed income	3,128	—	—
Withholding tax	—	—	(44)
Transaction costs	488	1,999	—
Pre-Separation and Distribution net operating losses and other deferred tax assets	—	21,130	—
Non-deductible executive compensation	1,246	—	—
Valuation allowance for deferred tax assets	(827)	(15,383)	11,680
Stock-based compensation	2,856	1,258	(333)
Meals and entertainment	140	75	15
Acquisition costs	—	—	35
Effect of foreign operations	465	(88)	612
Other	(47)	159	—
	$13,718	$11,479	$12,014
The effective tax rate for the year ended December 31, 2022 decreased from the year ended December 31, 2021 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution.
The effective tax rate for the year ended December 31, 2021 decreased from the year ended December 31, 2020 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution.
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$331	$465
Accrued expenses	149	99
Net operating loss	1,892	1,573
Stock-based compensation	4,442	2,967
Interest	12	1,195
Deferred revenue	74	62
Leases	806	726
Other credits	7	14
Total deferred tax assets	7,713	7,101
Valuation allowance	(3,637)	(2,873)
Deferred tax assets, net of valuation allowance	4,076	4,228
Deferred tax liabilities:
Property and equipment	2,522	1,787
Prepaid expenses	474	646
Leases	931	894
Intangibles	2,137	1,852
Total deferred tax liabilities	6,064	5,179
Net deferred tax asset (liability)	$(1,988)	$(951)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2021, we had net operating loss carry forwards for U.S. federal income tax purposes of approximately $5.8 million, all of which was utilized during fiscal year ended December 31, 2022. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution federal net operating losses remain with SolarWinds. The U.S. federal net operating losses generated after the Separation and Distribution are available to offset future U.S. federal taxable income and do not expire.
As of December 31, 2022 and 2021, we had net operating loss carry forwards for certain state income tax purposes of approximately $3.9 million. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution combined state net operating losses remain with SolarWinds. These state net operating losses are available to offset future state taxable income and begin to expire in 2029.
As of December 31, 2022, we had foreign net operating loss carry forwards of approximately $6.2 million. As of December 31, 2020, we had foreign net operating loss carry forwards of approximately $14.8 million, which were available to offset future foreign taxable income and began to expire in 2022. These foreign net operating loss carry forwards primarily related to the United Kingdom and Canada and were fully utilized during the year ended December 31, 2021.
As of December 31, 2020, we had research and experimentation tax credit carry forwards of approximately $1.3 million, which are available to offset future U.S. federal income tax. These U.S. federal tax credits remain with SolarWinds and are no longer applicable following the Separation and Distribution.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2022, we have recorded a valuation allowance of $2.0 million in the U.S. and $1.6 million outside the U.S., respectively. As of December 31, 2021, we have recorded a valuation allowance of $2.9 million in the U.S. The valuation allowances are primarily related to net operating loss carryforwards.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the years ended December 31, 2021 and 2020, we did not incur a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2022, the undistributed earnings of our foreign subsidiaries of approximately $23.3 million are permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
As of December 31, 2022, we do not have any accrued interest and penalties related to unrecognized tax benefits.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance, beginning of year	$—	$87	$87
Increases for tax positions related to the current year	—	—	—
Decreases for tax positions related to the current year	—	—	—
Increases for tax positions related to prior years	—	—	—
Decreases for tax positions related to prior years	—	(87)	—
Settlement with taxing authorities	—	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$—	$—	$87
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Massachusetts Department of Revenue for the 2015 through February 2016 tax years, and the Texas Comptroller for the 2015 through 2018 tax years. We are not currently under audit in any other taxing jurisdictions.
15. Commitments and Contingencies
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations and acquisition related costs within our non-GAAP financial measures. As of July 1, 2022, the fair value of this contingent consideration was $5.2 million. As of December 31, 2022, the fair value of this contingent consideration is $5.1 million, resulting in the recognition of a gain of $0.1 million for the year ended December 31, 2022. The current portion of the contingent consideration of $0.3 million is included in “accrued liabilities and other” and the non-current portion of $4.8 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2022. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. See Note 2. Summary of Significant Accounting Policies and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
16. Operating Segments and Geographic Information
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We based revenue by geography on the shipping address of each MSP partner. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Revenue
United States, country of domicile	$181,033	$160,833	$144,776
United Kingdom	38,414	38,526	31,649
All other international	152,322	147,097	126,446
Total revenue	$371,769	$346,456	$302,871

	December 31,
	2022	2021

	(in thousands)
Long-lived assets, net
United States, country of domicile	$17,713	$20,130
Switzerland	12,629	11,293
Canada	1,169	895
All other international	5,893	6,430
Total long-lived assets, net	$37,404	$38,748

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charge to Expense	Charge to Other Accounts	Deductions (Write-Offs, Net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2020	$1,150	$1,483	$—	$(1,882)	$751
Year ended December 31, 2021	751	3,260	—	(2,358)	1,653
Year ended December 31, 2022	1,653	3,265	—	(3,588)	1,330

Tax valuation allowances:
Year ended December 31, 2020	$6,576	$11,680	$—	$—	$18,256
Year ended December 31, 2021	18,256	—	—	(15,383)	2,873
Year ended December 31, 2022	2,873	—	1,591	(827)	3,637