Form 10-Q
period 2023-03-31
N-able, Inc.
filed 2023-05-10
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 8, 2023, 182,037,246 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the outcome or impact of litigation disclosed in this Quarterly Report on Form 10-Q;
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
•the possibility that general economic conditions or uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of the COVID-19 pandemic, inflation, actions taken by central banks to counter inflation, rising interest rates, the impact of bank failures and related financial services industry uncertainty, war and political unrest, military conflict (including between Russia and Ukraine), terrorism, sanctions or other geopolitical events globally, or that such factors may otherwise harm our business, financial condition or results of operations;
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
•risks that cyberattacks, including the cyberattack on SolarWinds’ Orion Software Platform and internal systems announced by SolarWinds in December 2020, or the Cyber Incident, and other security incidents may result in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ environments, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ security, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$98,080	$98,847
Accounts receivable, net of allowances of $1,239 and $1,330 as of March 31, 2023 and December 31, 2022, respectively	36,003	34,798
Income tax receivable	13,641	7,814
Prepaid and other current assets	14,893	12,697
Total current assets	162,617	154,156
Property and equipment, net	37,061	37,404
Operating lease right-of-use assets	30,516	31,752
Deferred taxes	1,571	795
Goodwill	833,015	828,795
Intangible assets, net	7,999	8,873
Other assets, net	19,799	17,082
Total assets	$1,092,578	$1,078,857
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,141	$3,544
Accrued liabilities and other	32,303	35,630
Current operating lease liabilities	5,678	5,771
Income taxes payable	6,822	1,629
Current portion of deferred revenue	12,407	11,740
Current debt obligation	3,500	3,500
Total current liabilities	63,851	61,814
Long-term liabilities:
Deferred revenue, net of current portion	231	387
Non-current deferred taxes	1,983	2,783
Non-current operating lease liabilities	31,765	33,110
Long-term debt, net of current portion	333,007	333,488
Other long-term liabilities	5,546	5,204
Total liabilities	436,383	436,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 182,036,421 and 180,849,537 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	182	181
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	637,752	632,871
Accumulated other comprehensive loss	(2,112)	(7,815)
Retained earnings	20,373	16,834
Total stockholders' equity	656,195	642,071
Total liabilities and stockholders' equity	$1,092,578	$1,078,857
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription and other revenue	$99,818	$90,860
Cost of revenue:
Cost of revenue	15,753	13,281
Amortization of acquired technologies	456	982
Total cost of revenue	16,209	14,263
Gross profit	83,609	76,597
Operating expenses:
Sales and marketing	32,563	31,054
Research and development	18,810	15,385
General and administrative	17,348	17,629
Amortization of acquired intangibles	564	1,461
Total operating expenses	69,285	65,529
Operating income	14,324	11,068
Other expense:
Interest expense, net	(7,200)	(3,526)
Other income, net	988	1,059
Total other expense	(6,212)	(2,467)
Income before income taxes	8,112	8,601
Income tax expense	4,573	3,500
Net income	$3,539	$5,101
Net income per share:
Basic earnings per share	$0.02	$0.03
Diluted earnings per share	$0.02	$0.03
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	181,435	179,460
Shares used in computation of diluted earnings per share:	183,191	180,184
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$3,539	$5,101
Other comprehensive income (loss):
Foreign currency translation adjustment	5,703	(9,167)
Other comprehensive income (loss)	5,703	(9,167)
Comprehensive income (loss)	$9,242	$(4,066)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	3,539	3,539
Foreign currency translation adjustment	—	—	—	5,703	—	5,703
Exercise of stock options	26	—	21	—	—	21
Restricted stock units issued, net of shares withheld for taxes	1,069	1	(5,838)	—	—	(5,837)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	88	—	771	—	—	771
Stock-based compensation	—	—	9,927	—	—	9,927
Balance as of March 31, 2023	182,036	$182	$637,752	$(2,112)	$20,373	$656,195

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	5,101	5,101
Foreign currency translation adjustment	—	—	—	(9,167)	—	(9,167)
Exercise of stock options	13	—	16	—	—	16
Restricted stock units issued, net of shares withheld for taxes	746	1	(4,554)	—	—	(4,553)
Issuance of stock	51	—	—	—	—	—
Issuance of stock under employee stock purchase plan	57	—	568	$—	—	568
Stock-based compensation	—	—	8,235	—	—	8,235
Balance as of March 31, 2022	179,916	$180	$607,261	$5,886	$5,228	$618,555
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$3,539	$5,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,667	6,338
Benefit from doubtful accounts	(91)	(17)
Stock-based compensation expense	9,850	8,169
Deferred taxes	8	480
Amortization of debt issuance costs	394	398
Operating lease right-of-use assets, net	(110)	(892)
Loss (gain) on foreign currency exchange rates	25	(825)
Loss on contingent consideration	240	—
Other non-cash expenses	31	39
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(1,393)	(1,097)
Income tax receivable	(5,816)	(972)
Prepaid expenses and other assets	(2,181)	(59)
Accounts payable	(270)	(2,043)
Due to and from affiliates	—	(394)
Accrued liabilities and other	(3,837)	(4,945)
Income taxes payable	5,297	3,363
Deferred revenue	509	673
Other long-term assets	(1,275)	(187)
Other long-term liabilities	44	—
Net cash provided by operating activities	10,631	13,130
Cash flows from investing activities
Purchases of property and equipment	(3,404)	(2,704)
Purchases of intangible assets	(2,211)	(1,141)
Net cash used in investing activities	(5,615)	(3,845)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(5,838)	(4,553)
Exercise of stock options	21	16
Proceeds from issuance of common stock under employee stock purchase plan	771	568
Repayments of borrowings from Credit Agreement	(875)	(875)
Net cash used in financing activities	(5,921)	(4,844)
Effect of exchange rate changes on cash and cash equivalents	138	(738)
Net (decrease) increase in cash and cash equivalents	(767)	3,703
Cash and cash equivalents
Beginning of period	98,847	66,736
End of period	$98,080	$70,439
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,689	$3,057
Cash paid for income taxes	$4,665	$707
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(163)	$(483)
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$967
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
2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.”
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions in part due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the three months ended March 31, 2023 and 2022 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition; and

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

•income taxes.
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
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements for the three months ended March 31, 2023.
Money Market Fund Financial Assets
As of March 31, 2023 and December 31, 2022, we have money market fund financial assets of $67.4 million and $48.4 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at December 31, 2022	$(7,815)	$(7,815)
Other comprehensive income before reclassification	5,703	5,703
Net current period other comprehensive income	5,703	5,703
Balance at March 31, 2023	$(2,112)	$(2,112)
Revenue
Our revenue consists of the following:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Subscription revenue	$97,442	$88,635
Other revenue	2,376	2,225
Total subscription and other revenue	$99,818	$90,860
During the three month periods ended March 31, 2023 and 2022, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue recognized at a point in time	$15,279	$15,514
Revenue recognized over time	84,539	75,346
Total revenue recognized	$99,818	$90,860

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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$12,127
Deferred revenue recognized	(5,167)
Additional amounts deferred	5,678
Balance at March 31, 2023	$12,638
We expect to recognize revenue related to the following remaining performance obligations as of March 31, 2023 as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$13,318	$12,935	$382	$1

Cost of Revenue
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Amortization of acquired technologies	$456	$982

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

The initial determination of the fair value of the assets acquired and liabilities assumed is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill. During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. See Note 4. Goodwill for additional information regarding changes in goodwill for the three months ended March 31, 2023.

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current assets, including cash acquired of $6	$128
Property and equipment, net	48
Current liabilities	(1,199)
Non-current deferred tax liabilities	(764)
Identifiable intangible assets
Developed technology	8,890
Customer relationships	80
Goodwill	7,176
Total assets acquired, net	$14,359

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid, net of cash acquired of $6	$9,199
Contingent consideration	5,160
Total consideration, net	$14,359
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$8,890	5
Customer relationships	80	3
Total identifiable intangible assets	$8,970
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three months ended March 31, 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million as of December 31, 2022. As of March 31, 2023, the fair value of this contingent consideration is $5.3 million, resulting in the recognition of a loss of $0.2 million for the three months ended March 31, 2023. The current portion of the contingent consideration of $0.2 million is included in accrued liabilities and other and the non-current portion of $5.1 million is included in other long-term liabilities in our Consolidated Balance Sheets as of March 31, 2023. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for additional information regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2023:

(in thousands)
Balance at December 31, 2022	$828,795
Acquisitions	(1,550)
Foreign currency translation	5,770
Balance at March 31, 2023	$833,015
5. Relationship with Parent and Related Entities
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of March 31, 2023 and December 31, 2022, respectively.
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended March 31, 2023 and 2022, we recognized $0.3 million and $0.6 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three months ended March 31, 2023 and 2022, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.4 million and $0.3 million of revenue during the three months ended March 31, 2023 and 2022, respectively, and incurred less than $0.1 million of costs during the three months ended March 31, 2023 and 2022, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three months ended March 31, 2023 and 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three months ended March 31, 2023 and 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three months ended March 31, 2023 and 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned $0.1 million of revenue during the three months ended March 31, 2023 and 2022, respectively, and incurred $0.1 million and $0.2 million of costs during the three months ended March 31, 2023 and 2022, respectively, under the Software Cross License Agreement.
6. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of March 31, 2023 and December 31, 2022. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2023.

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$67,352	$—	$—	$67,352
Liabilities:
Contingent consideration	$—	$—	$5,330	$5,330
As of March 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Payroll-related accruals	$12,603	$19,622
Value-added and other tax	3,939	1,904
Purchasing accruals	4,449	4,390
Accrued royalties	1,868	1,104
Accrued contingent consideration liability	2,688	2,746
Accrued other liabilities	6,756	5,864
Total accrued liabilities and other	$32,303	$35,630
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The following table summarizes information relating to our outstanding debt as of March 31, 2023:

	March 31, 2023
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$344,750	7.95%
Revolving credit facility	—	—%
Total principal amount	344,750
Unamortized discount and debt issuance costs	(8,243)
Total debt, net	336,507
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$333,007
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
As of March 31, 2023, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under Credit Agreement as of March 31, 2023:

(in thousands)
2023	$2,625
2024	3,500
2025	3,500
2026	3,500
2027	3,500
Thereafter	328,125
Total minimum principal payments	$344,750

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$3,539	$5,101
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	181,435	179,460
Basic earnings per share	$0.02	$0.03

Diluted earnings per share:
Numerator:
Net income	$3,539	$5,101
Denominator:
Weighted-average shares used in computing basic earnings per share	181,435	179,460
Add dilutive impact of employee equity plans	1,756	724
Weighted-average shares used in computing diluted earnings per share	183,191	180,184
Diluted earnings per share	$0.02	$0.03
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three months ended March 31, 2023 and 2022 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Restricted stock units	1,219	3,116
Total anti-dilutive shares	1,219	3,116
10. Income Taxes
For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $4.6 million and $3.5 million, respectively, resulting in an effective tax rate of 56.4% and 40.7%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to an increase in taxable income outside the United States and a decrease in the amount of unbenefited loss in the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 31, 2023, we did not have any accrued interest and penalties related to unrecognized tax benefits.
We file U.S. Federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2021 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. During the nine months ended September 30, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years was closed with immaterial adjustments. On March 31, 2022, we received correspondence from the Canadian Revenue Agency (“CRA”) indicating that we are under Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018. On June 16, 2022, we received correspondence from the CRA indicating the audit for Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018 was closed without adjustments.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

11. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgement that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. We believe the claims are without merit.
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million as of December 31, 2022. As of March 31, 2023, the fair value of this contingent consideration is $5.3 million, resulting in the recognition of a loss of $0.2 million for the three months ended March 31, 2023. The current portion of the contingent consideration of $0.2 million is included in accrued liabilities and other and the non-current portion of $5.1 million is included in other long-term liabilities in our Consolidated Balance Sheets as of March 31, 2023. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for additional information regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the three months ended March 31, 2023. See Note 7. Accrued Liabilities and Other for additional information regarding our contingent consideration liabilities.

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

Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated Financial Statements at March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements. The results reported in these Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.”

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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of March 31, 2023 and December 31, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the three months ended March 31, 2023, we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
Results of Operations
First Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $99.8 million and $90.9 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, we had approximately 25,000 customers. Additionally, as of March 31, 2023, we had 1,936 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 1,733 as of March 31, 2022, representing an increase of 11.7%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 48% of our total ARR as of March 31, 2022 to approximately 52% of our total ARR as of March 31, 2023. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.

Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended March 31, 2023 was $14.3 million compared to operating income of $11.1 million for the three months ended March 31, 2022. Our net income for the three months ended March 31, 2023 was $3.5 million compared to net income of $5.1 million for the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023 was primarily due to an increase in interest expense, net, an increase in research and development expense, an increase in cost of revenue, an increase in sales and marketing expense, an increase in income tax expense, and a decrease in other income, net, partially offset by an increase in revenue, a decrease in amortization of both acquired technologies and intangibles, and a decrease in general and administrative expense. Our Adjusted EBITDA, calculated as net income of $3.5 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively, excluding amortization of acquired intangible assets and developed technology of $2.0 million and $3.1 million, respectively, depreciation expense of $3.7 million and $3.2 million, respectively, income tax expense of $4.6 million and $3.5 million, respectively, interest expense, net of $7.2 million and $3.5 million, respectively, unrealized foreign currency losses and (gains) of less than $0.1 million and $(0.8) million, respectively, acquisition related costs of $0.3 million and zero, respectively, spin-off costs of $0.2 million and $0.5 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.6 million and $8.8 million, respectively, and restructuring costs and other of $0.6 million and $0.1 million, respectively, was $32.7 million and $27.0 million for the three months ended March 31, 2023 and 2022, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended March 31, 2023 and 2022, cash flows from operations were $10.6 million and $13.1 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.7 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively, and cash payments for income taxes of $4.7 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
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
•Other Revenue. Other revenue consists primarily of revenue from the sale of our maintenance services associated with the historical sales of perpetual licenses and revenue from professional services. MSP partners with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their solutions on a when-and-if-available basis for the specified agreement period.
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

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Personnel costs include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. We had total employees of 1,538, 1,462, and 1,426 as of March 31, 2023, December 31, 2022, and March 31, 2022, respectively. Our stock-based compensation expense increased during the three months ended March 31, 2023 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards granted to employees following the Separation and Distribution through March 31, 2023. Our travel costs increased during the three months ended March 31, 2023 as compared to the corresponding period of the prior fiscal year, due to reduced COVID-19 travel restrictions.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization to drive new MSP partner adds, expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
•Research and Development. Research and development expenses primarily consist of related personnel costs. We expect to continue to grow our research and development organization and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect to continue to grow our general and administrative organization to support continued growth of our business.
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel.
Other Expense
Other expense primarily consists of interest expense related to our credit agreement and losses resulting from changes in exchange rates on foreign currency denominated accounts, partially offset by gains resulting from changes in exchange rates on foreign currency denominated accounts and dividend income from our money market fund financial assets. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information on how interest rates impact our financial results.
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

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$97,442	97.6%	$88,635	97.6%	$8,807
Other revenue	2,376	2.4	2,225	2.4	151
Total subscription and other revenue	$99,818	100.0%	$90,860	100.0%	$8,958
Total revenue increased $9.0 million, or 9.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.5% and 47.2% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.9% of total revenue for the three months ended March 31, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the first quarter of 2023, we have seen the impact on revenue growth continue to dissipate. Please see Item 1A. Risk Factors in the 2022 Annual Report for additional discussion regarding risks to our business that may result from the COVID-19 pandemic.
Subscription Revenue. Subscription revenue increased $8.8 million, or 9.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our increase in subscription revenue was primarily driven by growth in sales of our data protection and security solutions. Our subscription revenue remained consistent as a percentage of our total revenue for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% and 108% for the trailing twelve-month periods ended March 31, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the trailing twelve-month period ended March 31, 2023 compared to the trailing twelve-month period ended March 31, 2022 was due to adverse movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue increased $0.2 million, or 6.8%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in professional services revenue.
Cost of Revenue

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$15,753	15.8%	$13,281	14.6%	$2,472
Amortization of acquired technologies	456	0.5	982	1.1	(526)
Total cost of revenue	$16,209	16.2%	$14,263	15.7%	$1,946
Total cost of revenue increased $1.9 million, or 13.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $1.1 million, an increase in depreciation and other amortization of $0.7 million, an increase in allocated costs of $0.3 million, and an increase in personnel costs of $0.3 million, partially offset by a decrease of $0.5 million in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations.
Operating Expenses

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$32,563	32.6%	$31,054	34.2%	$1,509
Research and development	18,810	18.8	15,385	16.9	3,425
General and administrative	17,348	17.4	17,629	19.4	(281)
Amortization of acquired intangibles	564	0.6	1,461	1.6	(897)
Total operating expenses	$69,285	69.4%	$65,529	72.1%	$3,756
Sales and Marketing. Sales and marketing expenses increased $1.5 million, or 4.9%, primarily due to an increase in personnel costs of $1.2 million driven by headcount and salary increases, which includes an increase in stock-based compensation expense of $0.6 million, and increase in travel and event-related costs of $0.8 million, and an increase in subscription costs of $0.3 million, partially offset by a decrease in allocated costs of $0.8 million and a decrease in contract services costs of $0.1 million.
Research and Development. Research and development expenses increased $3.4 million, or 22.3%, primarily due to an increase in personnel costs of $2.6 million driven by headcount and salary increases, which includes an increase in stock-based compensation expense of $0.4 million, an increase in contract services costs of $0.6 million, an increase in restructuring costs of $0.6 million, an increase in subscription costs of $0.2 million, and an increase in allocated costs of $0.1 million, partially offset by an increase in capitalized internal-use software costs of $0.8 million.
General and Administrative. General and administrative expenses decreased $0.3 million, or 1.6%, primarily due to a decrease in contract services costs of $1.1 million, a decrease in costs associated with our separation from SolarWinds of $0.3 million, and a decrease in director and officer liability insurance costs of $0.2 million, partially offset by an increase of $0.8 million in personnel costs driven by headcount and salary increases, which includes an increase in stock-based compensation expense of $0.8 million, an increase in allocated costs of $0.4 million, and losses on contingent consideration of $0.2 million related to the July 1, 2022 acquisition of Spinpanel. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.9 million, or 61.4%, primarily due to a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations and the impact of changes in foreign currency exchange rates.
Interest Expense, Net

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,200)	(7.2)%	$(3,526)	(3.9)%	$(3,674)

Interest expense, net increased by $3.7 million, or 104.2%, in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the three months ended March 31, 2022. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to continue to increase in the year ended December 31, 2023 compared to the year ended December 31, 2022. See Note 8. Debt of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$988	1.0%	$1,059	1.2%	$(71)
Other income, net decreased by $0.1 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to a decrease of $0.6 million for the impact of changes in foreign currency exchange rates related to various accounts for the period, partially offset by dividend income of $0.5 million from our money market fund financial assets.
Income Tax Expense

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$8,112	8.1%	$8,601	9.5%	$(489)
Income tax expense	4,573	4.6	3,500	3.9	1,073
Effective tax rate	56.4%		40.7%		15.7%
Our income tax expense for the three months ended March 31, 2023 increased by $1.1 million as compared to the three months ended March 31, 2022. The effective tax rate increased to 56.4% for the period primarily due to an increase in income before income taxes outside of the United States and a decrease in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
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

	Three Months Ended March 31,
	2023	2022

	(in thousands, except margin data)
GAAP operating income	$14,324	$11,068
Stock-based compensation expense and related employer-paid payroll taxes	10,616	8,784
Amortization of acquired technologies	456	982
Amortization of acquired intangibles	564	1,461
Acquisition related costs	269	—
Spin-off costs	230	534
Restructuring costs and other	627	72
Non-GAAP operating income	$27,086	$22,901
GAAP operating margin	14.4%	12.2%
Non-GAAP operating margin	27.1%	25.2%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net income and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended March 31,
	2023	2022

	(in thousands, except margin data)
Net income	$3,539	5,101
Amortization	1,997	3,143
Depreciation	3,670	3,195
Income tax expense	4,573	3,500
Interest expense, net	7,200	3,526
Unrealized foreign currency losses (gains)	25	(825)
Acquisition related costs	269	—
Spin-off costs	230	534
Stock-based compensation expense and related employer-paid payroll taxes	10,616	8,784
Restructuring costs and other	627	72
Adjusted EBITDA	$32,746	$27,030
Adjusted EBITDA margin	32.8%	29.7%
Liquidity and Capital Resources
Cash and cash equivalents were $98.1 million as of March 31, 2023. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $72.7 million of cash and cash equivalents, of which 76.5%, 14.3% and 3.4% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The Tax Act imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $336.5 million and $337.0 million as of March 31, 2023 and December 31, 2022, respectively, net of debt issuance costs of $8.2 million and $8.6 million, respectively. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three months ended March 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$10,631	$13,130
Net cash used in investing activities	(5,615)	(3,845)
Net cash used in financing activities	(5,921)	(4,844)
Effect of exchange rate changes on cash and cash equivalents	138	(738)
Net (decrease) increase in cash and cash equivalents	$(767)	$3,703
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
Cash provided by operating activities decreased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an increase in income taxes receivable, an increase in prepaid expenses and other assets, an increase in other long-term assets, an increase in accounts receivable, and an increase in deferred revenue, partially offset by an increase in income taxes payable, an increase in accounts payable, an increase in accrued liabilities and other, and the elimination of due to and from affiliates. The net cash outflow of $9.0 million and $5.7 million resulting from the changes in our operating assets and liabilities for the three months ended March 31, 2023 and 2021, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to increases in capitalized research and development costs and increases in capital expenditures.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to payments of tax withholding obligations related to restricted stock, partially offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan and the exercise of stock options.
Contractual Obligations and Commitments
As of March 31, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our 2022 Annual Report.
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
A full description of our critical accounting policies that involve significant management judgment appears in our 2022 Annual Report. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $98.1 million and $98.8 million at March 31, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $336.5 million and $337.0 million as of March 31, 2023 and December 31, 2022, respectively. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of March 31, 2023 and December 31, 2022, the annual weighted-average interest rate on borrowings was 7.95% and 7.73%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million and $3.5 million as of March 31, 2023 and December 31, 2022, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at March 31, 2023 and December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of March 31, 2023 and December 31, 2021, respectively.
See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Three Months Ended March 31, 2023 and 2022 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Item 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding legal proceedings. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, would have a material adverse effect on us.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2022 Annual Report.
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

N-able, Inc.

Dated:	May 10, 2023	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)