Form 10-Q
period 2023-06-30
N-able, Inc.
filed 2023-08-10
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 7, 2023, 182,517,738 shares of common stock, par value $0.001 per share, were outstanding.

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
•the possibility that a worsening of the global COVID-19 pandemic or a new pandemic or other public health crisis may adversely affect our business, results of operations and financial condition or that the impact of such occurrences could negatively affect the global economy or the business operations and financial conditions of our customers, their end customers and our prospective customers;
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

•risks associated with our international operations including, but not limited to, regulatory, political, tax and labor conditions;
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
•increased costs associated with the loss of emerging growth company status; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$109,190	$98,847
Accounts receivable, net of allowances of $1,259 and $1,330 as of June 30, 2023 and December 31, 2022, respectively	40,164	34,798
Income tax receivable	15,738	7,814
Prepaid and other current assets	18,545	12,697
Total current assets	183,637	154,156
Property and equipment, net	38,302	37,404
Operating lease right-of-use assets	29,561	31,752
Deferred taxes	1,566	795
Goodwill	831,666	828,795
Intangible assets, net	7,499	8,873
Other assets, net	20,810	17,082
Total assets	$1,113,041	$1,078,857
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,600	$3,544
Accrued liabilities and other	39,507	35,630
Current operating lease liabilities	5,816	5,771
Income taxes payable	7,657	1,629
Current portion of deferred revenue	11,543	11,740
Current debt obligation	3,500	3,500
Total current liabilities	73,623	61,814
Long-term liabilities:
Deferred revenue, net of current portion	171	387
Non-current deferred taxes	1,986	2,783
Non-current operating lease liabilities	30,690	33,110
Long-term debt, net of current portion	332,450	333,488
Other long-term liabilities	5,214	5,204
Total liabilities	444,134	436,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 182,471,083 and 180,849,537 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	182	181
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	647,188	632,871
Accumulated other comprehensive loss	(3,345)	(7,815)
Retained earnings	24,882	16,834
Total stockholders' equity	668,907	642,071
Total liabilities and stockholders' equity	$1,113,041	$1,078,857
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription and other revenue	$106,080	$91,627	$205,898	$182,487
Cost of revenue:
Cost of revenue	16,559	13,624	32,312	26,905
Amortization of acquired technologies	463	545	919	1,527
Total cost of revenue	17,022	14,169	33,231	28,432
Gross profit	89,058	77,458	172,667	154,055
Operating expenses:
Sales and marketing	34,889	32,020	67,452	63,074
Research and development	20,234	15,241	39,044	30,626
General and administrative	18,091	18,440	35,439	36,069
Amortization of acquired intangibles	10	1,460	574	2,921
Total operating expenses	73,224	67,161	142,509	132,690
Operating income	15,834	10,297	30,158	21,365
Other expense:
Interest expense, net	(7,530)	(3,845)	(14,730)	(7,371)
Other income, net	1,004	175	1,992	1,234
Total other expense	(6,526)	(3,670)	(12,738)	(6,137)
Income before income taxes	9,308	6,627	17,420	15,228
Income tax expense	4,799	2,300	9,372	5,800
Net income	$4,509	$4,327	$8,048	$9,428
Net income per share:
Basic earnings per share	$0.02	$0.02	$0.04	$0.05
Diluted earnings per share	$0.02	$0.02	$0.04	$0.05
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	182,249	180,034	181,843	179,948
Shares used in computation of diluted earnings per share:	185,643	180,504	184,732	180,675
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$4,509	$4,327	$8,048	$9,428
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,233)	(25,775)	4,470	(34,942)
Other comprehensive (loss) income	(1,233)	(25,775)	4,470	(34,942)
Comprehensive income (loss)	$3,276	$(21,448)	$12,518	$(25,514)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of March 31, 2023	182,036	$182	$637,752	$(2,112)	$20,373	$656,195
Net income	—	—	—	—	4,509	4,509
Foreign currency translation adjustment	—	—	—	(1,233)	—	(1,233)
Exercise of stock options	10	—	5	—	—	5
Restricted stock units issued, net of shares withheld for taxes	425	—	(2,402)	—	—	(2,402)
Issuance of stock	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	11,833	—	—	11,833
Balance as of June 30, 2023	182,471	$182	$647,188	$(3,345)	$24,882	$668,907

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	8,048	8,048
Foreign currency translation adjustment	—	—	—	4,470	—	4,470
Exercise of stock options	36	—	26	—	—	26
Restricted stock units issued, net of shares withheld for taxes	1,494	1	(8,240)	—	—	(8,239)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	88	—	771	—	—	771
Stock-based compensation	—	—	21,760	—	—	21,760
Balance as of June 30, 2023	182,471	$182	$647,188	$(3,345)	$24,882	$668,907

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of March 31, 2022	179,916	$180	$607,261	$5,886	$5,228	$618,556
Net income	—	—	—	—	4,327	4,327
Foreign currency translation adjustment	—	—	—	(25,775)	—	(25,775)
Exercise of stock options	10	—	11	—	—	11
Restricted stock units issued, net of shares withheld for taxes	215	—	(991)	—	—	(991)
Issuance of stock	6	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	$—	—	—
Stock-based compensation	—	—	9,866	—	—	9,866
Balance as of June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	9,428	9,428
Foreign currency translation adjustment	—	—	—	(34,942)	—	(34,942)
Exercise of stock options	23	—	27	—	—	27
Restricted stock units issued, net of shares withheld for taxes	961	1	(5,543)	—	—	(5,542)
Issuance of stock	57	—	—	—	—	—
Issuance of stock under employee stock purchase plan	57	—	568	$—	—	568
Stock-based compensation	—	—	18,100	—	—	18,100
Balance as of June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$8,048	$9,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,813	12,233
Benefit from doubtful accounts	(71)	(73)
Stock-based compensation expense	21,595	17,966
Deferred taxes	14	345
Amortization of debt issuance costs	792	814
Operating lease right-of-use assets, net	(512)	(424)
Loss (gain) on foreign currency exchange rates	555	(597)
Gain on contingent consideration	(327)	—
Other non-cash expenses	128	43
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(5,906)	(1,512)
Income tax receivable	(7,919)	(1,884)
Prepaid expenses and other assets	(5,814)	217
Accounts payable	872	(839)
Due to and from affiliates	—	(463)
Accrued liabilities and other	4,397	(1,822)
Income taxes payable	5,981	1,965
Deferred revenue	(415)	358
Other long-term assets	(918)	112
Other long-term liabilities	44	—
Net cash provided by operating activities	31,357	35,867
Cash flows from investing activities
Purchases of property and equipment	(6,969)	(5,427)
Purchases of intangible assets	(4,669)	(2,356)
Net cash used in investing activities	(11,638)	(7,783)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(8,240)	(5,543)
Exercise of stock options	26	27
Proceeds from issuance of common stock under employee stock purchase plan	771	568
Repayments of borrowings from Credit Agreement	(1,750)	(1,750)
Net cash used in financing activities	(9,193)	(6,698)
Effect of exchange rate changes on cash and cash equivalents	(183)	(1,504)
Net increase in cash and cash equivalents	10,343	19,882
Cash and cash equivalents
Beginning of period	98,847	66,736
End of period	$109,190	$86,618
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,703	$6,183
Cash paid for income taxes	$9,890	$3,829
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$956	$(583)
Right-of-use assets obtained in exchange for operating lease liabilities	$483	$967
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
Emerging Growth Company
N-able qualifies as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).
Based on the market value of our common stock held by non-affiliates as of June 30, 2023 (the last business day of the most recently completed second fiscal quarter), we will cease to qualify as an EGC as of the end of the fiscal year ending December 31, 2023. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies. Accordingly, we expect to recognize increased costs related to these new reporting requirements
2. Summary of Significant Accounting Policies
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.”
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions in part due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the long-term impact of the COVID-19 pandemic within our financial statements as of and for the three and six months ended June 30, 2023 and 2022 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition; and
•income taxes.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference LIBOR through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. We do not believe this standard will have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2023.
Money Market Fund Financial Assets
As of June 30, 2023 and December 31, 2022, we have money market fund financial assets of $71.3 million and $48.4 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Level 3: Inputs that are unobservable in the marketplace and significant to the valuation.
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

	(in thousands)
Balance at December 31, 2022	$(7,815)	$(7,815)
Other comprehensive income before reclassification	4,470	4,470
Net current period other comprehensive income	4,470	4,470
Balance at June 30, 2023	$(3,345)	$(3,345)
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Subscription revenue	$103,355	$89,369	$200,797	$178,004
Other revenue	2,725	2,258	5,101	4,483
Total subscription and other revenue	$106,080	$91,627	$205,898	$182,487
During the three and six month periods ended June 30, 2023 and 2022, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Revenue recognized at a point in time	$15,493	$14,749	$30,772	$30,263
Revenue recognized over time	90,587	76,878	175,126	152,224
Total revenue recognized	$106,080	$91,627	$205,898	$182,487

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
The following table reflects the changes in our total deferred revenue balance for the six months ended June 30, 2023:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Total Deferred Revenue

(in thousands)
Balance at December 31, 2022	$12,127
Deferred revenue recognized	(10,718)
Additional amounts deferred	10,305
Balance at June 30, 2023	$11,714
We expect to recognize revenue related to remaining performance obligations as of June 30, 2023, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$12,712	$12,317	$394	$1

Cost of Revenue
Amortization of Acquired Technologies. During the three and six month periods ended June 30, 2023 and 2022, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Amortization of acquired technologies	$463	$545	$919	$1,527

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

The initial determination of the fair value of the assets acquired and liabilities assumed was based on a preliminary valuation and the estimates and assumptions for these items were subject to change as we obtained additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period were recorded as an adjustment to goodwill. During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. See Note 4. Goodwill for additional information regarding changes in goodwill for the six months ended June 30, 2023. The measurement period concluded as of June 30, 2023.

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three and six months ended June 30, 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million and $5.3 million as of December 31, 2022 and March 31, 2023, respectively. As of June 30, 2023, the fair value of this contingent consideration is $4.8 million, resulting in the recognition of a gain of $0.6 million and $0.3 million for the three months and six months ended June 30, 2023, respectively. The contingent consideration is included in other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2023. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for additional information regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2023:

(in thousands)
Balance at December 31, 2022	$828,795
Acquisitions	(1,550)
Foreign currency translation	4,421
Balance at June 30, 2023	$831,666
5. Relationship with Parent and Related Entities
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of June 30, 2023 and December 31, 2022, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended June 30, 2023 and 2022, we recognized $0.2 million and $0.6 million, respectively, of incremental expense in connection with the Conversion. For the six months ended June 30, 2023 and 2022, we recognized $0.5 million and $1.2 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
Agreements with SolarWinds
In connection with the completion of the Separation and Distribution on July 19, 2021, we entered into several agreements with SolarWinds that, among other things, provide a framework for our relationship with SolarWinds after the Separation and Distribution. The following summarizes some of the most significant agreements and relationships with SolarWinds.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and six months ended June 30, 2023 and 2022, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.4 million of revenue during the three months ended June 30, 2023 and 2022, respectively, and incurred less than $0.1 million of costs during the three months ended

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023 and 2022, respectively, under the Software OEM Agreements. We earned $0.8 million and $0.7 million of revenue during the six months ended June 30, 2023 and 2022, respectively, and incurred $0.1 million of costs during the six months ended June 30, 2023 and 2022, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and six months ended June 30, 2023 and 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and six months ended June 30, 2023 and 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and six months ended June 30, 2023 and 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million of revenue during the three months ended June 30, 2023 and 2022, respectively, and incurred less than $0.1 million and $0.2 million of costs during the three months ended June 30, 2023 and 2022, respectively, under the Software Cross License Agreement. We earned $0.1 million and less than $0.1 million of revenue during the six months ended June 30, 2023 and 2022, respectively, and incurred $0.1 million and $0.4 million of costs during the six months ended June 30, 2023 and 2022, respectively, under the Software Cross License Agreement.
6. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of June 30, 2023 and December 31, 2022. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the six months ended June 30, 2023.

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$71,338	$—	$—	$71,338
Liabilities:
Contingent consideration	$—	$—	$4,760	$4,760
As of June 30, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for additional information regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	June 30,	December 31,
	2023	2022

	(in thousands)
Payroll-related accruals	$18,045	$19,622
Value-added and other tax	5,767	1,904
Purchasing accruals	3,496	4,390
Accrued royalties	2,486	1,104
Accrued contingent consideration liability	2,450	2,746
Accrued other liabilities	7,263	5,864
Total accrued liabilities and other	$39,507	$35,630
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
The following table summarizes information relating to our outstanding debt as of June 30, 2023:

	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$343,875	8.48%
Revolving credit facility	—	—%
Total principal amount	343,875
Unamortized discount and debt issuance costs	(7,925)
Total debt, net	335,950
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$332,450
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
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a Secured Overnight Financing Rate (“SOFR”)-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt will remain as the LIBOR-based rate of 8.48% until August 31, 2023, at which point it will transition to a SOFR-based rate.
In addition to paying interest on loans outstanding under the Revolving Facility, we are required to pay a commitment fee of 0.375% per annum in respect of unused commitments thereunder, subject to a reduction to 0.25% per annum based on our first lien net leverage ratio.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
As of June 30, 2023, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under Credit Agreement as of June 30, 2023:

(in thousands)
2023	$1,750
2024	3,500
2025	3,500
2026	3,500
2027	3,500
Thereafter	328,125
Total minimum principal payments	$343,875
9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$4,509	$4,327	$8,048	$9,428
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	182,249	180,034	181,843	179,948
Basic earnings per share	$0.02	$0.02	$0.04	$0.05

Diluted earnings per share:
Numerator:
Net income	$4,509	$4,327	$8,048	$9,428
Denominator:
Weighted-average shares used in computing basic earnings per share	182,249	180,034	181,843	179,948
Add dilutive impact of employee equity plans	3,394	470	2,889	727
Weighted-average shares used in computing diluted earnings per share	185,643	180,504	184,732	180,675
Diluted earnings per share	$0.02	$0.02	$0.04	$0.05

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2023 and 2022 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)
Restricted stock units	59	6,310	46	3,798
Total anti-dilutive shares	59	6,310	46	3,798
10. Income Taxes
For the three months ended June 30, 2023 and 2022, we recorded income tax expense of $4.8 million and $2.3 million, respectively, resulting in an effective tax rate of 51.6% and 34.7%, respectively. The increase in the effective tax rate for the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to an increase in taxable income outside the United States, partially offset a decrease in the amount of unbenefited loss in the United States. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $9.4 million and $5.8 million, respectively, resulting in an effective tax rate of 53.8% and 38.1%, respectively. The increase in the effective tax rate for the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to an increase in taxable income outside the United States, partially offset by a decrease in the amount of unbenefited loss in the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 30, 2023, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgement that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. We believe the claims are without merit.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million and $5.3 million as of December 31, 2022 and March 31, 2023, respectively. As of June 30, 2023, the fair value of this contingent consideration is $4.8 million, resulting in the recognition of a gain of $0.6 million and $0.3 million for the three months and six months ended June 30, 2023, respectively. The contingent consideration is included in other long-term liabilities in our Consolidated Balance Sheets as of June 30, 2023. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for additional information regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the three and six months ended June 30, 2023. See Note 7. Accrued Liabilities and Other for additional information regarding our contingent consideration liabilities.

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

Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated Financial Statements at June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Consolidated Balance Sheet at December 31, 2022 was derived from audited financial statements. The results reported in these Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.”

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
In response to the Cyber Incident and in connection with the Separation and Distribution, we continue to work to further enhance security, monitoring and authentication of our solutions. Specifically, we have implemented in-product security enhancements to the N-able portfolio of products, including, multi-factor authentication, unified single sign-on services, and secure secret vaults. We have also introduced new identity and access controls, scanning and remediation technologies and standards and monitoring tooling across our enterprise IT and production environments. We expect to incur additional expenses in future periods related to continued enhancements to our security measures across our solutions.
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of June 30, 2023 and December 31, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the three and six months ended June 30, 2023, we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
Results of Operations
Second Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $106.1 million and $91.6 million for the three months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, we had approximately 25,000 customers. Additionally, as of June 30, 2023, we had 2,162 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 1,818 as of June 30, 2022, representing an increase of 18.9%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 50% of our total ARR as of June 30, 2022 to approximately 55% of our total ARR as of June 30, 2023. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.

Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended June 30, 2023 was $15.8 million compared to operating income of $10.3 million for the three months ended June 30, 2022. Our net income for the three months ended June 30, 2023 was $4.5 million compared to net income of $4.3 million for the three months ended June 30, 2022. The increase in net income for the three months ended June 30, 2023 was primarily due to an increase in revenue, a decrease in amortization of both acquired technologies and intangibles, an increase in other income, net, and a decrease in general and administrative expense, partially offset by an increase in research and development expense, an increase in interest expense, net, an increase in cost of revenue, an increase in sales and marketing expense, and an increase in income tax expense. Our Adjusted EBITDA, calculated as net income of $4.5 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively, excluding amortization of acquired intangible assets and developed technology of $1.4 million and $2.7 million, respectively, depreciation expense of $3.8 million and $3.2 million, respectively, income tax expense of $4.8 million and $2.3 million, respectively, interest expense, net of $7.5 million and $3.8 million, respectively, unrealized foreign currency losses of $0.5 million and $0.2 million, respectively, acquisition related costs of $(0.3) million and $0.3 million, respectively, spin-off costs of $0.2 million and $0.4 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $12.0 million and $10.0 million, respectively, and restructuring costs and other of $0.4 million and $0.4 million, respectively, was $34.9 million and $27.6 million for the three months ended June 30, 2023 and 2022, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2023 and 2022, cash flows from operations were $20.7 million and $22.7 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.0 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and cash payments for income taxes of $5.2 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively.
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
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”). Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, benefits and IT costs. We had total employees of 1,567, 1,462, and 1,448 as of June 30, 2023, December 31, 2022, and June 30, 2022, respectively. Our stock-based compensation expense increased during the three and six months ended June 30, 2023 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards granted to employees following the Separation and Distribution through June 30, 2023.
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
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
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
Income Tax Expense
Income tax expense consists of domestic and foreign corporate income taxes related to the sale of subscriptions. Our effective tax rate will be affected by many factors including changes in tax laws, regulations or rates, new interpretations of existing laws or regulations, valuation allowance, uncertain tax positions, stock-based compensation, permanent nondeductible book and tax differences, shifts in the allocation of income earned throughout the world and changes in overall levels of income before tax.

Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$103,355	97.4%	$89,369	97.5%	$13,986
Other revenue	2,725	2.6	2,258	2.5	467
Total subscription and other revenue	$106,080	100.0%	$91,627	100.0%	$14,453
Total revenue increased $14.5 million, or 15.8%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 49.1% and 48.4% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.6% and 10.4% of total revenue for the three months ended June 30, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the second quarter of 2023, we have seen the impact on revenue growth continue to dissipate. Please see Item 1A. Risk Factors in the 2022 Annual Report for additional discussion regarding risks to our business that may result from the COVID-19 pandemic.
Subscription Revenue. Subscription revenue increased $14.0 million, or 15.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection and security solutions. Subscription revenue remained consistent as a percentage of our total revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 106% for the trailing twelve-month periods ended June 30, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the trailing twelve-month period ended June 30, 2023 compared to the trailing twelve-month period ended June 30, 2022 was due to adverse movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue increased $0.5 million, or 20.7%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in professional services revenue.
Cost of Revenue

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$16,559	15.6%	$13,624	14.9%	$2,935
Amortization of acquired technologies	463	0.4	545	0.6	(82)
Total cost of revenue	$17,022	16.0%	$14,169	15.5%	$2,853
Total cost of revenue increased $2.9 million, or 20.1%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $1.8 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.8 million, and an increase in personnel costs driven by headcount and salary increases of $0.3 million, which includes an increase in stock-based compensation expense of less than $0.1 million, partially offset by a decrease in allocated facilities and IT costs of $0.1 million and a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of $0.1 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$34,889	32.9%	$32,020	34.9%	$2,869
Research and development	20,234	19.1	15,241	16.6	4,993
General and administrative	18,091	17.1	18,440	20.1	(349)
Amortization of acquired intangibles	10	—	1,460	1.6	(1,450)
Total operating expenses	$73,224	69.0%	$67,161	73.3%	$6,063
Sales and Marketing. Sales and marketing expenses increased $2.9 million, or 9.0%, primarily due to an increase in personnel costs driven by headcount and salary increases of $2.2 million, which includes an increase in stock-based compensation expense of $0.7 million, an increase in travel and event-related costs of $0.8 million, and an increase in subscription costs of $0.1 million, partially offset by a decrease in contract services costs of $0.1 million.
Research and Development. Research and development expenses increased $5.0 million, or 32.8%, primarily due to an increase in personnel costs driven by headcount and salary increases of $4.6 million, which includes an increase in stock-based compensation expense of $0.7 million, an increase in contract services costs of $0.5 million, an increase in allocated facilities and IT costs of $0.2 million, an increase in restructuring costs of $0.1 million, and an increase in subscription costs of $0.1 million, partially offset by an increase in capitalized internal-use software costs of $0.7 million.
General and Administrative. General and administrative expenses decreased $0.3 million, or 1.9%, primarily due to gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $0.6 million, a decrease in costs associated with our separation from SolarWinds of $0.3 million, a decrease in director and officer liability insurance costs of $0.2 million, a decrease in rent expense of $0.2 million, a decrease in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations of $0.1 million, and a decrease in allocated facilities and IT costs of $0.1 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $0.8 million, which includes an increase in stock-based compensation expense of $0.5 million, an increase in acquisition-related costs of $0.3 million, and an increase in contract services costs of $0.3 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.5 million, or 99.3%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,530)	(7.1)%	$(3,845)	(4.2)%	$(3,685)

Interest expense, net increased by $3.7 million, or 95.8%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the three months ended June 30, 2023. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to continue to increase in the year ending December 31, 2023 compared to the year ended December 31, 2022. See Note 8. Debt of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,004	0.9%	$175	0.2%	$829
Other income, net increased by $0.8 million, or 473.7%, in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to dividend income from our money market fund financial assets of $0.9 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.1 million related to various accounts for the period.
Income Tax Expense

	Three Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$9,308	8.8%	$6,627	7.2%	$2,681
Income tax expense	4,799	4.5	2,300	2.5	2,499
Effective tax rate	51.6%		34.7%		16.9%
Our income tax expense for the three months ended June 30, 2023 increased by $2.5 million as compared to the three months ended June 30, 2022. The effective tax rate increased to 51.6% for the period primarily due to an increase in income before income taxes outside of the United States, partially offset by a decrease in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$200,797	97.5%	$178,004	97.5%	$22,793
Other revenue	5,101	2.5	4,483	2.5	618
Total subscription and other revenue	$205,898	100.0%	$182,487	100.0%	$23,411
Total revenue increased $23.4 million, or 12.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.8% and 47.8% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.7% of total revenue for the six months ended June 30, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $22.8 million, or 12.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection and security solutions. Subscription revenue remained consistent as a percentage of our total revenue for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 106% for the trailing twelve-month periods ended June 30, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the trailing twelve-month period ended June 30, 2023 compared to the trailing twelve-month period ended June 30, 2022 was due to adverse movements in foreign currency exchange rates.
Other Revenue. Other revenue increased $0.6 million, or 13.8%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in professional services revenue.
Cost of Revenue

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$32,312	15.7%	$26,905	14.7%	$5,407
Amortization of acquired technologies	919	0.4	1,527	0.8	(608)
Total cost of revenue	$33,231	16.1%	$28,432	15.6%	$4,799
Total cost of revenue increased $4.8 million, or 16.9%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in royalties and public cloud infrastructure and hosting fees related to our subscription products of $2.9 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $1.5 million, an increase in personnel costs driven by headcount and salary increases of $0.6 million, which includes an increase in stock-based compensation expense of $0.1 million, and an increase in allocated facilities and IT costs of $0.2 million, partially offset by a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of $0.6 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$67,452	32.8%	$63,074	34.6%	$4,378
Research and development	39,044	19.0	30,626	16.8	8,418
General and administrative	35,439	17.2	36,069	19.8	(630)
Amortization of acquired intangibles	574	0.3	2,921	1.6	(2,347)
Total operating expenses	$142,509	69.2%	$132,690	72.7%	$9,819
Sales and Marketing. Sales and marketing expenses increased $4.4 million, or 6.9%, primarily due to an increase in personnel costs driven by headcount and salary increases of $3.5 million, which includes an increase in stock-based compensation expense of $1.2 million, an increase in marketing program costs of $1.6 million, and an increase in subscription costs of $0.4 million, partially offset by a decrease in allocated facilities and IT costs of $0.8 million and a decrease in contract services costs of $0.2 million.
Research and Development. Research and development expenses increased $8.4 million, or 27.5%, primarily due to an increase in personnel costs driven by headcount and salary increases of $7.2 million, which includes an increase in stock-based compensation expense of $1.1 million, an increase in contract services costs of $1.1 million, an increase in restructuring costs of $0.7 million, an increase in subscription costs of $0.3 million, and an increase in allocated facilities and IT costs of $0.2 million, partially offset by an increase in capitalized internal-use software costs of $1.5 million.

General and Administrative. General and administrative expenses decreased $0.6 million, or 1.7%, primarily due to a decrease in contract services costs of $0.9 million, a decrease in costs associated with our separation from SolarWinds of $0.6 million, a decrease in director and officer liability insurance costs of $0.4 million, gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $0.3 million, a decrease in rent expense of $0.2 million, and a decrease in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations of $0.1 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $1.6 million, which includes an increase in stock-based compensation expense of $1.2 million, an increase in allocated facilities and IT costs of $0.3 million, and an increase in acquisition-related costs of $0.3 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $2.3 million, or 80.3%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(14,730)	(7.2)%	$(7,371)	(4.0)%	$(7,359)
Interest expense, net increased by $7.4 million, or 99.8%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the six months ended June 30, 2023. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to continue to increase in the year ending December 31, 2023 compared to the year ended December 31, 2022. See Note 8. Debt of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,992	1.0%	$1,234	0.7%	$758
Other income, net increased by $0.8 million, or 61.4%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to dividend income from our money market fund financial assets of $1.4 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.7 million related to various accounts for the period.
Income Tax Expense

	Six Months Ended June 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$17,420	8.5%	$15,228	8.3%	$2,192
Income tax expense	9,372	4.6	5,800	3.2	3,572
Effective tax rate	53.8%		38.1%		15.7%
Our income tax expense for the six months ended June 30, 2023 increased by $3.6 million as compared to the six months ended June 30, 2022. The effective tax rate increased to 53.8% for the period primarily due to an increase in income before income taxes outside of the United States, partially offset by a decrease in the amount of the unbenefited loss in the United

States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangible assets, acquisition related costs, spin-off costs and restructuring costs and other. We define non-GAAP operating margin as non-GAAP operating income divided by total revenue. Management believes these measures are useful for the following reasons:
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
•Amortization of Acquired Technologies and Intangible Assets. We provide non-GAAP information that excludes expenses related to purchased technologies and intangible assets associated with our acquisitions. We believe that eliminating this expense from our non-GAAP measures is useful to investors because the amortization of acquired technologies and intangible assets can be inconsistent in amount and frequency and is significantly impacted by the timing and magnitude of our acquisition transactions, which also vary in frequency from period to period. Accordingly, we analyze the performance of our operations in each period without regard to such expenses.
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
•Spin-off Costs. We exclude certain expense items resulting from the spin-off into a newly created and separately traded public company. These costs include legal, accounting and advisory fees, system implementation costs and other incremental costs incurred by us related to the Separation and Distribution. The spin-off transaction results in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-

GAAP measures that exclude these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
GAAP operating income	$15,834	$10,297	$30,158	$21,365
Stock-based compensation expense and related employer-paid payroll taxes	12,034	9,974	22,650	18,758
Amortization of acquired technologies	463	545	919	1,527
Amortization of acquired intangibles	10	1,460	574	2,921
Acquisition related costs	(278)	269	(9)	269
Spin-off costs	227	420	457	954
Restructuring costs and other	409	357	1,036	429
Non-GAAP operating income	$28,699	$23,322	$55,785	$46,223
GAAP operating margin	14.9%	11.2%	14.6%	11.7%
Non-GAAP operating margin	27.1%	25.5%	27.1%	25.3%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
Net income	$4,509	$4,327	$8,048	$9,428
Amortization	1,391	2,694	3,388	5,837
Depreciation	3,755	3,201	7,425	6,396
Income tax expense	4,799	2,300	9,372	5,800
Interest expense, net	7,530	3,845	14,730	7,371
Unrealized foreign currency losses (gains)	530	228	555	(597)
Acquisition related costs	(278)	269	(9)	269
Spin-off costs	227	420	457	954
Stock-based compensation expense and related employer-paid payroll taxes	12,034	9,974	22,650	18,758
Restructuring costs and other	409	357	1,036	429
Adjusted EBITDA	$34,906	$27,615	$67,652	$54,645
Adjusted EBITDA margin	32.9%	30.1%	32.9%	29.9%
Liquidity and Capital Resources
Cash and cash equivalents were $109.2 million as of June 30, 2023. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $104.9 million of cash and cash equivalents, of which 74.2%, 13.4% and 5.7% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distribution.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $336.0 million and $337.0 million as of June 30, 2023 and December 31, 2022, respectively, net of debt issuance costs of $7.9 million and $8.6 million, respectively. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three and six months ended June 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$31,357	$35,867
Net cash used in investing activities	(11,638)	(7,783)
Net cash used in financing activities	(9,193)	(6,698)
Effect of exchange rate changes on cash and cash equivalents	(183)	(1,504)
Net increase in cash and cash equivalents	$10,343	$19,882
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
Cash provided by operating activities decreased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to an increase in income taxes receivable, an increase in prepaid expenses and other assets, an increase in accounts receivable, an increase in other long-term assets, and an increase in deferred revenue, partially offset by an increase in accrued liabilities and other, an increase in income taxes payable, an increase in accounts payable, and a decrease in payments due to and from affiliates. The net cash outflow of $9.7 million and $3.9 million resulting from the changes in our operating assets and liabilities for the six months ended June 30, 2023 and 2022, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities increased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to increases in capitalized research and development costs related to internal-use software and increases in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to payments of tax withholding obligations related to restricted stock and reduced proceeds from exercises of stock options, partially offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of June 30, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our 2022 Annual Report.
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
•income taxes.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $109.2 million and $98.8 million at June 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $336.0 million and $337.0 million as of June 30, 2023 and December 31, 2022, respectively. Borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. The borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted EURIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Borrowings under the Term Loan bear interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio. As of June 30, 2023 and December 31, 2022, the annual weighted-average interest rate on borrowings was 8.48% and 7.73%, respectively.
On June 26, 2023, we entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a Secured Overnight Financing Rate (“SOFR”)-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. The effective interest rate on our outstanding debt will remain as the LIBOR-based rate of 8.48% until August 31, 2023, at which point it will transition to a SOFR-based rate.
If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million and $3.5 million as of June 30, 2023 and December 31, 2022, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2023 and December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of June 30, 2023 and December 31, 2022, respectively.
See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the Three Months Ended June 30, 2023 and 2022 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.

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
Based on the market value of our common stock held by non-affiliates as of June 30, 2023 (the last business day of the most recently completed second fiscal quarter), we will cease to qualify as an EGC as of the end of the fiscal year ending December 31, 2023. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2022 Annual Report.
Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

10.1
Amendment No. 1, dated as of June 26, 2023, to the Credit Agreement among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank.

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

N-able, Inc.

Dated:	August 10, 2023	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)