Form 10-Q
period 2023-09-30
N-able, Inc.
filed 2023-11-13
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 6, 2023, 182,927,353 shares of common stock, par value $0.001 per share, were outstanding.

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
•any inability to generate significant volumes of high-quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
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
•increased costs associated with the loss of emerging growth company status as of the end of 2023; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors discussed in this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$127,433	$98,847
Accounts receivable, net of allowances of $1,717 and $1,330 as of September 30, 2023 and December 31, 2022, respectively	39,141	34,798
Income tax receivable	16,665	7,814
Prepaid and other current assets	20,710	12,697
Total current assets	203,949	154,156
Property and equipment, net	36,220	37,404
Operating lease right-of-use assets	30,170	31,752
Deferred taxes	1,527	795
Goodwill	821,954	828,795
Intangible assets, net	6,851	8,873
Other assets, net	21,991	17,082
Total assets	$1,122,662	$1,078,857
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,606	$3,544
Accrued liabilities and other	43,907	35,630
Current operating lease liabilities	5,789	5,771
Income taxes payable	11,299	1,629
Current portion of deferred revenue	11,525	11,740
Current debt obligation	3,500	3,500
Total current liabilities	79,626	61,814
Long-term liabilities:
Deferred revenue, net of current portion	161	387
Non-current deferred taxes	1,920	2,783
Non-current operating lease liabilities	30,910	33,110
Long-term debt, net of current portion	331,980	333,488
Other long-term liabilities	3,385	5,204
Total liabilities	447,982	436,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 182,918,788 and 180,849,537 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	183	181
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	657,522	632,871
Accumulated other comprehensive loss	(13,920)	(7,815)
Retained earnings	30,895	16,834
Total stockholders' equity	674,680	642,071
Total liabilities and stockholders' equity	$1,122,662	$1,078,857
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription and other revenue	$107,567	$93,527	$313,465	$276,014
Cost of revenue:
Cost of revenue	16,893	14,587	49,205	41,492
Amortization of acquired technologies	463	516	1,382	2,043
Total cost of revenue	17,356	15,103	50,587	43,535
Gross profit	90,211	78,424	262,878	232,479
Operating expenses:
Sales and marketing	33,660	31,149	101,112	94,223
Research and development	19,752	16,038	58,796	46,664
General and administrative	18,438	18,050	53,877	54,119
Amortization of acquired intangibles	11	1,465	585	4,386
Total operating expenses	71,861	66,702	214,370	199,392
Operating income	18,350	11,722	48,508	33,087
Other expense:
Interest expense, net	(7,802)	(5,088)	(22,532)	(12,459)
Other (expense) income, net	(423)	(1,795)	1,569	(561)
Total other expense, net	(8,225)	(6,883)	(20,963)	(13,020)
Income before income taxes	10,125	4,839	27,545	20,067
Income tax expense	4,112	4,545	13,484	10,345
Net income	$6,013	$294	$14,061	$9,722
Net income per share:
Basic earnings per share	$0.03	$0.00	$0.08	$0.05
Diluted earnings per share	$0.03	$0.00	$0.08	$0.05
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	182,710	180,323	182,135	180,072
Shares used in computation of diluted earnings per share:	186,221	181,145	185,506	180,966
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$6,013	$294	$14,061	$9,722
Other comprehensive loss:
Foreign currency translation adjustment	(10,575)	(22,248)	(6,105)	(57,190)
Other comprehensive loss	(10,575)	(22,248)	(6,105)	(57,190)
Comprehensive (loss) income	$(4,562)	$(21,954)	$7,956	$(47,468)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of June 30, 2023	182,471	$182	$647,188	$(3,345)	$24,882	$668,907
Net income	—	—	—	—	6,013	6,013
Foreign currency translation adjustment	—	—	—	(10,575)	—	(10,575)
Exercise of stock options	14	—	46	—	—	46
Restricted stock units issued, net of shares withheld for taxes	328	1	(1,988)	—	—	(1,987)
Issuance of stock	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	106	—	910	—	—	910
Stock-based compensation	—	—	11,366	—	—	11,366
Balance as of September 30, 2023	182,919	$183	$657,522	$(13,920)	$30,895	$674,680

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	14,061	14,061
Foreign currency translation adjustment	—	—	—	(6,105)	—	(6,105)
Exercise of stock options	50	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	1,822	2	(10,228)	—	—	(10,226)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	1,681	—	—	1,681
Stock-based compensation	—	—	33,126	—	—	33,126
Balance as of September 30, 2023	182,919	$183	$657,522	$(13,920)	$30,895	$674,680

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of June 30, 2022	180,147	$180	$616,148	$(19,889)	$9,555	$605,994
Net income	—	—	—	—	294	294
Foreign currency translation adjustment	—	—	—	(22,248)	—	(22,248)
Exercise of stock options	3	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	221	—	(810)	—	—	(810)
Issuance of stock	4	—	—	—	—	—
Issuance of stock under employee stock purchase plan	85	—	747	$—	—	747
Stock-based compensation	—	—	10,151	—	—	10,151
Balance as of September 30, 2022	180,460	$180	$626,240	$(42,137)	$9,849	$594,132

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	9,722	9,722
Foreign currency translation adjustment	—	—	—	(57,190)	—	(57,190)
Exercise of stock options	27	—	31	—	—	31
Restricted stock units issued, net of shares withheld for taxes	1,182	1	(6,353)	—	—	(6,352)
Issuance of stock	60	—	—	—	—	—
Issuance of stock under employee stock purchase plan	142	—	1,315	$—	—	1,315
Stock-based compensation	—	—	28,251	—	—	28,251
Balance as of September 30, 2022	180,460	$180	$626,240	$(42,137)	$9,849	$594,132
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$14,061	$9,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,142	18,270
Provision for doubtful accounts	387	138
Stock-based compensation expense	32,893	28,078
Deferred taxes	(20)	213
Amortization of debt issuance costs	1,197	1,219
Operating lease right-of-use assets, net	(1,050)	(1,153)
Loss on foreign currency exchange rates	2,137	889
(Gain) loss on contingent consideration	(958)	166
Other non-cash expenses	128	43
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(6,121)	278
Income tax receivable	(8,874)	(2,802)
Prepaid expenses and other assets	(8,021)	(397)
Accounts payable	382	(2,437)
Due to and from affiliates	—	(402)
Accrued liabilities and other	8,684	3,126
Income taxes payable	9,491	(2,910)
Deferred revenue	(443)	493
Other long-term assets	(1,206)	481
Other long-term liabilities	60	—
Net cash provided by operating activities	58,869	53,015
Cash flows from investing activities
Purchases of property and equipment	(10,487)	(9,690)
Purchases of intangible assets	(6,675)	(3,512)
Acquisitions, net of cash acquired	—	(9,302)
Net cash used in investing activities	(17,162)	(22,504)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(10,228)	(6,353)
Exercise of stock options	72	31
Proceeds from issuance of common stock under employee stock purchase plan	1,681	1,315
Deferred acquisition payments	(850)	—
Repayments of borrowings from Credit Agreement	(2,625)	(2,625)
Net cash used in financing activities	(11,950)	(7,632)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(1,886)
Net increase in cash and cash equivalents	28,586	20,993
Cash and cash equivalents
Beginning of period	98,847	66,736
End of period	$127,433	$87,729
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,119	$10,248
Cash paid for income taxes	$11,046	$13,157
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(553)	$(572)
Right-of-use assets obtained in exchange for operating lease liabilities	$2,318	$967
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
Based on the market value of our common stock held by non-affiliates as of June 30, 2023 (the last business day of the most recently completed second fiscal quarter), we will cease to qualify as an EGC as of the end of the fiscal year ending December 31, 2023. As a result, we will no longer be able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies. Accordingly, we expect to recognize increased costs related to these new reporting requirements.
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions in part due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the long-term impact of the COVID-19 pandemic within our financial statements as of and for the three and nine months ended September 30, 2023 and 2022 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition; and
•income taxes.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2023.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. During the three months ended September 30, 2023, the effective interest rate on outstanding debt under our credit agreement with JPMorgan Chase, Bank, N.A. (the “Credit Agreement”) transitioned from a LIBOR-based rate to a Secured Overnight Financing Rate (“SOFR”)-based rate. The transition did not have a material impact on our consolidated financial statements for the three months ended September 30, 2023, and no remaining contracts, hedging relationships, or other transactions reference LIBOR as of September 30, 2023. See Note 8. Debt for further details regarding the Credit Agreement
Money Market Fund Financial Assets
As of September 30, 2023 and December 31, 2022, we have money market fund financial assets of $77.0 million and $48.4 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of December 31, 2022	$(7,815)	$(7,815)
Other comprehensive loss before reclassification	(6,105)	(6,105)
Net current period other comprehensive loss	(6,105)	(6,105)
Balance as of September 30, 2023	$(13,920)	$(13,920)
Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Subscription revenue	$105,208	$91,213	$306,005	$269,217
Other revenue	2,359	2,314	7,460	6,797
Total subscription and other revenue	$107,567	$93,527	$313,465	$276,014
During the three and nine month periods ended September 30, 2023 and 2022, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Revenue recognized at a point in time	$10,937	$14,997	$41,709	$45,260
Revenue recognized over time	96,630	78,530	271,756	230,754
Total revenue recognized	$107,567	$93,527	$313,465	$276,014

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
The following table reflects the changes in our total deferred revenue balance for the nine months ended September 30, 2023:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2022	$12,127
Deferred revenue recognized	(15,987)
Additional amounts deferred	15,546
Balance as of September 30, 2023	$11,686
We expect to recognize revenue related to remaining performance obligations as of September 30, 2023, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$18,181	$14,779	$3,401	$1

Cost of Revenue
Amortization of Acquired Technologies. During the three and nine month periods ended September 30, 2023 and 2022, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Amortization of acquired technologies	$463	$516	$1,382	$2,043

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

During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. See Note 4. Goodwill for further details regarding changes in goodwill for the nine months ended September 30, 2023. The measurement period concluded as of June 30, 2023.

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three and nine months ended September 30, 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million and $4.8 million as of December 31, 2022 and June 30, 2023, respectively. As of September 30, 2023, the fair value of this contingent consideration is $4.1 million, resulting in the recognition of a gain of $0.6 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The current portion of the contingent consideration of $1.2 million is included in “accrued liabilities and other” and the non-current portion of $2.9 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of September 30, 2023. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2023:

(in thousands)
Balance as of December 31, 2022	$828,795
Acquisitions	(1,550)
Foreign currency translation	(5,291)
Balance as of September 30, 2023	$821,954
5. Relationship with Parent and Related Entities
Equity-Based Incentive Plans
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended September 30, 2023 and 2022, we recognized $0.2 million and $0.6 million, respectively, of incremental expense in connection with the Conversion. For the nine months ended September 30, 2023 and 2022, we recognized $0.8 million and $1.8 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provided various services to each other. Under this agreement, SolarWinds continued to provide us with certain corporate and shared services, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement terminated during the year ended December 31, 2022, on the expiration of the term of the last service provided under it. We incurred less than $0.1 million of costs under the Transition Services Agreement during the three and nine months ended September 30, 2022, respectively.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and nine months ended September 30, 2023 and 2022, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement has a two year term, and may be terminated by the applicable licensor in certain instances. We earned $0.5 million and $0.4 million of revenue during the three months ended September 30, 2023 and 2022, respectively, and incurred $0.1 million and less than $0.1 million of costs during the three months ended September 30, 2023 and 2022, respectively, under the Software OEM Agreements. We earned $1.3 million and $1.1 million of revenue during the nine months ended September 30, 2023 and 2022, respectively, and incurred $0.2 million of costs during the nine months ended September 30, 2023 and 2022, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and nine months ended September 30, 2023 and 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and nine months ended September 30, 2023 and 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and nine months ended September 30, 2023 and 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million of revenue during the three months ended September 30, 2023 and 2022, respectively, and incurred $0.1 million of costs during the three months ended September 30, 2023 and 2022, respectively, under the Software Cross License Agreement. We earned $0.1 million of revenue during the nine months ended September 30, 2023 and 2022, respectively, and incurred $0.2 million and $0.5 million of costs during the nine months ended September 30, 2023 and 2022, respectively, under the Software Cross License Agreement.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of September 30, 2023 and December 31, 2022, respectively, due to the termination of the Transition Services Agreement during the year ended December 31, 2022.
6. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of September 30, 2023 and December 31, 2022. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2023.

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$77,001	$—	$—	$77,001
Liabilities:
Contingent consideration	$—	$—	$4,120	$4,120
As of September 30, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	September 30,	December 31,
	2023	2022

	(in thousands)
Payroll-related accruals	$22,265	$19,622
Value-added and other tax	6,246	1,904
Purchasing accruals	4,497	4,390
Accrued royalties	1,382	1,104
Accrued contingent consideration liability	2,789	2,746
Accrued other liabilities	6,728	5,864
Total accrued liabilities and other	$43,907	$35,630
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into the Credit Agreement with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of September 30, 2023:

	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$343,000	8.43%
Revolving credit facility	—	—%
Total principal amount	343,000
Unamortized discount and debt issuance costs	(7,520)
Total debt, net	335,480
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$331,980
Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate of 8.48% until August 31, 2023, at which point it transitioned to a SOFR-based rate of 8.43%.
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
As of September 30, 2023, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of September 30, 2023:

(in thousands)
2023	$875
2024	3,500
2025	3,500
2026	3,500
2027	3,500
Thereafter	328,125
Total minimum principal payments	$343,000
9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$6,013	$294	$14,061	$9,722
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	182,710	180,323	182,135	180,072
Basic earnings per share	$0.03	$0.00	$0.08	$0.05

Diluted earnings per share:
Numerator:
Net income	$6,013	$294	$14,061	$9,722
Denominator:
Weighted-average shares used in computing basic earnings per share	182,710	180,323	182,135	180,072
Add dilutive impact of employee equity plans	3,511	822	3,371	894
Weighted-average shares used in computing diluted earnings per share	186,221	181,145	185,506	180,966
Diluted earnings per share	$0.03	$0.00	$0.08	$0.05

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands)
Restricted stock units	10,716	5,460	39,165	3,589
Total anti-dilutive shares	10,716	5,460	39,165	3,589
10. Income Taxes
For the three months ended September 30, 2023 and 2022, we recorded income tax expense of $4.1 million and $4.5 million, respectively, resulting in an effective tax rate of 40.6% and 93.9%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to a decrease in the amount of unbenefited loss in the United States, partially offset by an increase in taxable income outside the United States. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $13.5 million and $10.3 million, respectively, resulting in an effective tax rate of 49.0% and 51.6%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to a decrease in the amount of unbenefited loss in the United States, partially offset by an increase in taxable income outside the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2023, we did not have any accrued interest and penalties related to unrecognized tax benefits.
We file U.S. Federal and state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2013 through 2021 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. We are currently under audit by the Texas Comptroller for the 2015 through 2018 tax years. The Massachusetts Department of Revenue audit for the 2015 through February 2016 tax years was closed in the first quarter of 2023 with immaterial adjustments. On March 31, 2022, we received correspondence from the Canadian Revenue Agency (“CRA”) indicating that we are under Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018. On June 16, 2022, we received correspondence from the CRA indicating the audit for Part XIII Income Tax audit of non-resident withholding for tax years 2017 through 2018 was closed without adjustments.
11. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgement that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. Oral arguments have been set for February 6, 2024.
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million and $4.8 million as of December 31, 2022 and June 30, 2023, respectively. As of September 30, 2023, the fair value of this contingent consideration is $4.1 million, resulting in the recognition of a gain of $0.6 million and $1.0 million for the three and nine months ended September 30, 2023, respectively. The current portion of the contingent consideration of $1.2 million is included in “accrued liabilities and other” and the non-current portion of $2.9 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of September 30, 2023. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the three months ended September 30, 2023, $0.9 million of cash was paid due to the achievement of one of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. The remaining contingent consideration liabilities of $1.6 million are included in “accrued liabilities and other” in our Consolidated Balance Sheets as of September 30, 2023, and will be re-evaluated at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the three and nine months ended September 30, 2023. See Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
12. Subsequent Events
On October 4, 2023, we entered into a non-cancellable royalty agreement for third-party cloud-based platform and hosting services, with an effective date of September 1, 2023. Our total commitment under this agreement is $39.0 million, with royalty fees payable over the next three years. See Contractual Obligations and Commitments section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding our contractual obligations and commitments as of September 30, 2023.

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

Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The Consolidated Financial Statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 are unaudited, but in our opinion include all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The Consolidated Balance Sheet as of December 31, 2022 was derived from audited financial statements. The results reported in these Consolidated Financial Statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.”

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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of September 30, 2023 and December 31, 2022. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the three and nine months ended September 30, 2023, we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
Results of Operations
Third Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $107.6 million and $93.5 million for the three months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, we had approximately 25,000 customers. Additionally, as of September 30, 2023, we had 2,134 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 1,786 as of September 30, 2022, representing an increase of approximately 19%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 50% of our total ARR as of September 30, 2022 to approximately 55% of our total ARR as of September 30, 2023. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.

Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended September 30, 2023 was $18.4 million compared to operating income of $11.7 million for the three months ended September 30, 2022. Our net income for the three months ended September 30, 2023 was $6.0 million compared to net income of $0.3 million for the three months ended September 30, 2022. The increase in net income for the three months ended September 30, 2023 was primarily due to an increase in revenue, a decrease in amortization of both acquired technologies and intangibles, a decrease in other expense, net, and a decrease in income tax expense, partially offset by an increase in research and development expense, an increase in interest expense, net, an increase in sales and marketing expense, an increase in cost of revenue, and an increase in general and administrative expense. Our Adjusted EBITDA, calculated as net income of $6.0 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, excluding amortization of acquired intangible assets and developed technology of $1.4 million and $2.7 million, respectively, depreciation expense of $3.9 million and $3.3 million, respectively, income tax expense of $4.1 million and $4.5 million, respectively, interest expense, net of $7.8 million and $5.1 million, respectively, unrealized foreign currency losses of $1.6 million and $1.5 million, respectively, acquisition related costs of $(0.6) million and $0.2 million, respectively, spin-off costs of $0.2 million and $0.4 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $11.6 million and $10.2 million, respectively, and restructuring costs and other of $0.6 million and $0.6 million, respectively, was $36.6 million and $28.9 million for the three months ended September 30, 2023 and 2022, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2023 and 2022, cash flows from operations were $27.5 million and $17.1 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.4 million and $4.1 million for the three months ended September 30, 2023 and 2022, respectively, and cash payments for income taxes of $1.2 million and $9.3 million for the three months ended September 30, 2023 and 2022, respectively.
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
Cost of Revenue
•Cost of Revenue. Cost of revenue consists of technical support personnel costs, public cloud infrastructure and hosting fees, royalty fees and an allocation of overhead costs for our subscription revenue and maintenance services. We allocate facilities, depreciation, IT and benefits costs based on headcount.
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

Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,580, 1,462, and 1,486 as of September 30, 2023, December 31, 2022, and September 30, 2022, respectively. Our stock-based compensation expense increased during the three and nine months ended September 30, 2023 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees following the Separation and Distribution through September 30, 2023.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization over time to drive new MSP partner adds, retain and expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
•Research and Development. Research and development expenses primarily consist of related personnel costs, including our engineering, development operations, user experience, and security operations teams. We expect to continue to grow our research and development organization over time and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses. We expect to continue to grow our general and administrative organization over time to support continued growth of our business.
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
Other Expense, Net
Other expense, net primarily consists of interest expense related to the Credit Agreement and losses resulting from changes in exchange rates on foreign currency denominated accounts, partially offset by gains resulting from changes in exchange rates on foreign currency denominated accounts and dividend income from our money market fund financial assets. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details on how interest rates impact our financial results.
Foreign Currency
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for further details on how foreign currency impacts our financial results.
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

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$105,208	97.8%	$91,213	97.5%	$13,995
Other revenue	2,359	2.2	2,314	2.5	45
Total subscription and other revenue	$107,567	100.0%	$93,527	100.0%	$14,040
Total revenue increased $14.0 million, or 15.0%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.6% and 49.5% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.0% of total revenue for the three months ended September 30, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the third quarter of 2023, we have seen the impact on revenue growth continue to dissipate. Please see Item 1A. Risk Factors in the 2022 Annual Report for further details regarding risks to our business that may result from the COVID-19 pandemic.
Subscription Revenue. Subscription revenue increased $14.0 million, or 15.3%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security, and remote monitoring and management solutions. Subscription revenue as a percentage of our total revenue was 97.8% for the three months ended September 30, 2023, compared to 97.5% for the three months ended September 30, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 108% and 104% for the trailing twelve-month periods ended September 30, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue increased $0.0 million, or 1.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in professional services revenue. Other revenue as a percentage of our total revenue was 2.2% for the three months ended September 30, 2023, compared to 2.5% for the three months ended September 30, 2022.
Cost of Revenue

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$16,893	15.7%	$14,587	15.6%	$2,306
Amortization of acquired technologies	463	0.4	516	0.6	(53)
Total cost of revenue	$17,356	16.1%	$15,103	16.1%	$2,253

Total cost of revenue increased $2.3 million, or 14.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $1.6 million and an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.8 million, partially offset by a decrease in allocated facilities and IT costs of $0.1 million and a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of less than $0.1 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$33,660	31.3%	$31,149	33.3%	$2,511
Research and development	19,752	18.4	16,038	17.1	3,714
General and administrative	18,438	17.1	18,050	19.3	388
Amortization of acquired intangibles	11	—	1,465	1.6	(1,454)
Total operating expenses	$71,861	66.8%	$66,702	71.3%	$5,159
Sales and Marketing. Sales and marketing expenses increased $2.5 million, or 8.1%, primarily due to an increase in personnel costs driven by headcount and salary increases of $2.3 million, which includes an increase in stock-based compensation expense of $0.6 million, an increase in travel and event-related costs of $1.6 million, and an increase in subscription costs of $0.2 million, partially offset by a decrease in marketing program costs of $1.3 million and a decrease in contract services costs of $0.1 million.
Research and Development. Research and development expenses increased $3.7 million, or 23.2%, primarily due to an increase in personnel costs driven by headcount and salary increases of $3.9 million, which includes an increase in stock-based compensation expense of $0.6 million, an increase in subscription costs of $0.4 million, and an increase in allocated facilities and IT costs of $0.1 million, partially offset by an increase in capitalized internal-use software costs of $0.6 million and a decrease in contract services costs of $0.1 million.
General and Administrative. General and administrative expenses increased $0.4 million, or 2.1%, primarily due to an increase in bad debt expense of $0.8 million, an increase in personnel costs driven by headcount and salary increases of $0.7 million, an increase in professional fees of $0.1 million, and an increase in allocated facilities and IT costs of $0.1 million, partially offset by gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $0.6 million, a decrease in costs associated with our separation from SolarWinds of $0.2 million, a decrease in acquisition-related costs of $0.2 million, a decrease in director and officer liability insurance costs of $0.2 million, and a decrease in rent expense of $0.1 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $1.5 million, or 99.2%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,802)	(7.3)%	$(5,088)	(5.4)%	$(2,714)

Interest expense, net increased by $2.7 million, or 53.3%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the three months ended September 30, 2023. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to continue to increase in the year ending December 31, 2023, compared to the year ended December 31, 2022. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Expense, Net

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other expense, net	$(423)	(0.4)%	$(1,795)	(1.9)%	$1,372
Other expense, net decreased by $1.4 million, or 76.4%, in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in dividend income from our money market fund financial assets of $0.9 million and a decrease in the impact of changes in foreign currency exchange rates of $0.5 million related to various accounts for the period.
Income Tax Expense

	Three Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$10,125	9.4%	$4,839	5.2%	$5,286
Income tax expense	4,112	3.8	4,545	4.9	(433)
Effective tax rate	40.6%		93.9%		(53.3)%
Our income tax expense for the three months ended September 30, 2023 decreased by $0.4 million as compared to the three months ended September 30, 2022. The effective tax rate decreased to 40.6% for the period primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$306,005	97.6%	$269,217	97.5%	$36,788
Other revenue	7,460	2.4	6,797	2.5	663
Total subscription and other revenue	$313,465	100.0%	$276,014	100.0%	$37,451
Total revenue increased $37.5 million, or 13.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.7% and 48.4% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.3% and 10.4% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $36.8 million, or 13.7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security, and remote monitoring and management solutions. Subscription revenue as a percentage of our total revenue was 97.6% for the nine months ended September 30, 2023, compared to 97.5% for the nine months ended September 30, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 108% and 104% for the trailing twelve-month periods ended September 30, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates.
Other Revenue. Other revenue increased $0.7 million, or 9.8%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in professional services revenue. Other revenue as a percentage of our total revenue was 2.4% for the nine months ended September 30, 2023, compared to 2.5% for the nine months ended September 30, 2022.
Cost of Revenue

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$49,205	15.7%	$41,492	15.0%	$7,713
Amortization of acquired technologies	1,382	0.4	2,043	0.7	(661)
Total cost of revenue	$50,587	16.1%	$43,535	15.8%	$7,052
Total cost of revenue increased $7.1 million, or 16.2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $4.5 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $2.4 million, an increase in personnel costs driven by headcount and salary increases of $0.6 million, which includes an increase in stock-based compensation expense of $0.1 million, and an increase in allocated facilities and IT costs of $0.1 million, partially offset by a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of $0.7 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$101,112	32.3%	$94,223	34.1%	$6,889
Research and development	58,796	18.8	46,664	16.9	12,132
General and administrative	53,877	17.2	54,119	19.6	(242)
Amortization of acquired intangibles	585	0.2	4,386	1.6	(3,801)
Total operating expenses	$214,370	68.4%	$199,392	72.2%	$14,978
Sales and Marketing. Sales and marketing expenses increased $6.9 million, or 7.3%, primarily due to an increase in personnel costs driven by headcount and salary increases of $5.8 million, which includes an increase in stock-based compensation expense of $1.9 million, an increase in marketing program costs of $1.7 million, and an increase in subscription costs of $0.6 million, partially offset by a decrease in allocated facilities and IT costs of $0.8 million and a decrease in contract services costs of $0.3 million.
Research and Development. Research and development expenses increased $12.1 million, or 26.0%, primarily due to an increase in personnel costs driven by headcount and salary increases of $11.1 million, which includes an increase in stock-based compensation expense of $1.7 million, an increase in contract services costs of $1.1 million, an increase in subscription costs of $0.7 million, an increase in restructuring costs of $0.5 million, and an increase in allocated facilities and IT costs of $0.3 million, partially offset by an increase in capitalized internal-use software costs of $2.1 million.

General and Administrative. General and administrative expenses decreased $0.2 million, or 0.4%, primarily due to a decrease in contract services costs of $1.0 million, gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $1.0 million, a decrease in costs associated with our separation from SolarWinds of $0.9 million, a decrease in director and officer liability insurance costs of $0.6 million, and a decrease in rent expense of $0.3 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $2.3 million, which includes an increase in stock-based compensation expense of $1.2 million, an increase in bad debt expense of $0.8 million, and an increase in allocated facilities and IT costs of $0.4 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $3.8 million, or 86.7%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(22,532)	(7.2)%	$(12,459)	(4.5)%	$(10,073)
Interest expense, net increased by $10.1 million, or 80.8%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the nine months ended September 30, 2023. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates, and we expect interest rates under the Credit Agreement to continue to increase in the year ending December 31, 2023, compared to the year ended December 31, 2022. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income (Expense), Net

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$1,569	0.5%	$(561)	(0.2)%	$2,130
Other income (expense), net increased by $2.1 million, or 379.7%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in dividend income from our money market fund financial assets of $2.3 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.1 million related to various accounts for the period.
Income Tax Expense

	Nine Months Ended September 30,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$27,545	8.8%	$20,067	7.3%	$7,478
Income tax expense	13,484	4.3	10,345	3.7	3,139
Effective tax rate	49.0%		51.6%		(2.6)%
Our income tax expense for the nine months ended September 30, 2023 increased by $3.1 million as compared to the nine months ended September 30, 2022. The effective tax rate decreased to 49.0% for the period primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
GAAP operating income	$18,350	$11,722	$48,508	$33,087
Stock-based compensation expense and related employer-paid payroll taxes	11,575	10,222	34,225	28,980
Amortization of acquired technologies	463	516	1,382	2,043
Amortization of acquired intangibles	11	1,465	585	4,386
Acquisition related costs	(609)	237	(618)	506
Spin-off costs	166	394	623	1,348
Restructuring costs and other	582	551	1,618	980
Non-GAAP operating income	$30,538	$25,107	$86,323	$71,330
GAAP operating margin	17.1%	12.5%	15.5%	12.0%
Non-GAAP operating margin	28.4%	26.8%	27.5%	25.8%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, except margin data)
Net income	$6,013	$294	$14,061	$9,722
Amortization	1,437	2,711	4,825	8,548
Depreciation	3,892	3,326	11,317	9,722
Income tax expense	4,112	4,545	13,484	10,345
Interest expense, net	7,802	5,088	22,532	12,459
Unrealized foreign currency losses	1,582	1,486	2,137	889
Acquisition related costs	(609)	237	(618)	506
Spin-off costs	166	394	623	1,348
Stock-based compensation expense and related employer-paid payroll taxes	11,575	10,222	34,225	28,980
Restructuring costs and other	582	551	1,618	980
Adjusted EBITDA	$36,552	$28,854	$104,204	$83,499
Adjusted EBITDA margin	34.0%	30.9%	33.2%	30.3%
Liquidity and Capital Resources
Cash and cash equivalents were $127.4 million as of September 30, 2023. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $121.5 million of cash and cash equivalents, of which 73.4%, 10.0% and 7.2% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $335.5 million and $337.0 million as of September 30, 2023 and December 31, 2022, respectively, net of debt issuance costs of $7.5 million and $8.6 million, respectively. See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three and nine months ended September 30, 2023 and 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$58,869	$53,015
Net cash used in investing activities	(17,162)	(22,504)
Net cash used in financing activities	(11,950)	(7,632)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	(1,886)
Net increase in cash and cash equivalents	$28,586	$20,993
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
Cash provided by operating activities increased in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase in income taxes payable, an increase in accrued liabilities and other, an increase in accounts payable, a decrease in payments due to and from affiliates, and an increase in other long-term liabilities, partially offset by an increase in prepaid expenses and other assets, an increase in accounts receivable, an increase in income taxes receivable, an increase in other long-term assets, and an increase in deferred revenue. The net cash outflow of $6.0 million and $4.6 million resulting from the changes in our operating assets and liabilities for the nine months ended September 30, 2023 and 2022, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to decreases in acquisitions, net of cash acquired, partially offset by increases in capitalized research and development costs related to internal-use software and increases in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments, and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to payments of tax withholding obligations related to restricted stock and deferred acquisition payments, partially offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan and proceeds from exercises of stock options.
Contractual Obligations and Commitments
As of September 30, 2023, there have been no material changes in our contractual obligations and commitments as of December 31, 2022 that were disclosed in our 2022 Annual Report.

On October 4, 2023, we entered into a non-cancellable royalty agreement for third-party cloud-based platform and hosting services, with an effective date of September 1, 2023. Our total commitment under this agreement is $39.0 million, with royalty fees payable over the next three years. See Note 12. Subsequent Events of the Notes to Consolidated Financial Statements for further details regarding this royalty agreement.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $127.4 million and $98.8 million at September 30, 2023 and December 31, 2022, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $335.5 million and $337.0 million as of September 30, 2023 and December 31, 2022, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted London Interbank Offered Rate (“LIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a Secured Overnight Financing Rate (“SOFR”)-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate of 8.48% until August 31, 2023, at which point it transitioned to a SOFR-based rate of 8.43%.
As of September 30, 2023 and December 31, 2022, the annual weighted-average interest rate on borrowings was 8.43% and 7.73%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million and $3.5 million as of September 30, 2023 and December 31, 2022, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2023 and December 31, 2022 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.

We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of September 30, 2023 and December 31, 2022, respectively.
See Note 8. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended September 30, 2023 and 2022 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Emerging Growth Company
We qualify as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act allows EGCs to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. For so long as we qualify as an EGC, we intend to utilize these transition periods, which may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2022 Annual Report.
Item 5. Other Information
Other than as set forth below, during the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
During the three months ended September 30, 2023, one of the Company’s officers adopted the stock trading plan described below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration of Trading Arrangement[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement

Frank Colletti EVP, Worldwide Sales	Rule 10b5-1 Trading Arrangement	August 31, 2023	Until December 31, 2024	40,000
_____________
(1) Trading arrangements characterized as a “Rule 10b5-1 Trading Arrangement” are intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”) and only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.
(2) The trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

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

N-able, Inc.

Dated:	November 13, 2023	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)