Form 10-K
period 2023-12-31
N-able, Inc.
filed 2024-02-29
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $1.0 billion.
On February 22, 2024, 184,762,998 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the following:
•risks related to our spin-off from SolarWinds into a newly created and separately-traded public company, including that the spin-off may not achieve some or all of any anticipated benefits with respect to our business; that the distribution, together with certain related transactions, may not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, which could result in N-able incurring significant tax liabilities, and, in certain circumstances, requiring us to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement;
•the impact of adverse economic conditions;
•our ability to sell subscriptions to new managed service provider (“MSP”) partners, to sell additional solutions to our existing MSP partners and to increase the usage of our solutions by our existing MSP partners, as well as our ability to generate and maintain MSP partner loyalty;
•any decline in our renewal or net retention rates;
•the possibility that general economic conditions or uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of inflation, actions taken by central banks to counter inflation, rising interest rates, war and political unrest, military conflict (including between Russia and Ukraine and in the Middle East), terrorism, sanctions or other geopolitical events globally, or that such factors may otherwise harm our business, financial condition or results of operations;
•any inability to generate significant volumes of high-quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;
•any inability to successfully identify, complete and integrate acquisitions and manage our growth effectively;
•any inability to resell third-party software or integrate third-party software into our solutions, or find suitable replacements for such third-party software;
•risks associated with our international operations;
•foreign exchange gains and losses related to expenses and sales denominated in currencies other than the functional currency of an associated entity;
•risks that cyberattacks, including the cyberattack on SolarWinds’ Orion Software Platform and internal systems announced by SolarWinds in December 2020 (the “Cyber Incident”), and other security incidents may result in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ environments, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ security, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business;
•our status as a controlled company;
•our ability to attract and retain qualified employees and key personnel;
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
We enable IT service providers of all types to act as MSPs by providing a platform they can leverage to help SMEs access powerful and seamless technology to power their businesses. Our software platform is designed to be an integrated, enterprise-grade solution that serves as an operating system for our MSP partners and scales as their businesses grow. Built on a multi-tier, multi-tenant architecture, our platform allows our MSP partners to adapt to their customers’ requirements and improve service delivery by offering centralized visibility and role-based access control in both public and private cloud, on-premises and hybrid cloud environments.
Our platform consists of three core solution categories: remote monitoring and management, security solutions, and data protection as-a-service. Our broad remote monitoring and management capabilities include real-time availability and performance of networks and devices and automation of policies and workflows. We provide a layered security approach spanning network and systems infrastructure, applications, and end user devices through our data protection, patch management, endpoint security, managed detection and response, web protection, e-mail security and archiving and vulnerability assessment solutions. Our fully cloud-based data protection as-a-service capabilities include storage efficient backup, high-speed restoration and disaster recovery for servers, virtual machines, workstations, files, data and key cloud-based applications. In addition to our core solution categories, our business management solutions help improve the technical and service delivery efficiencies of our MSP partners and include professional services automation and password and documentation management.
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
Our business model allows us to grow with our MSP partners. MSP partners with annualized recurring revenue, or ARR, over $50,000 on our platform grew from 1,898 as of December 31, 2022 to 2,196 as of December 31, 2023, representing an increase of 15.7%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 51% of our total ARR as of December 31, 2022 to approximately 56% of our total ARR as of December 31, 2023.

Our business is global, with 51.2%, 51.3% and 53.6% of our revenue generated outside of the United States for the years ended December 31, 2023, 2022 and 2021, respectively. We generated revenue of $421.9 million, $371.8 million and $346.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, representing an increase of 7.3% from the year ended December 31, 2021 to the year ended December 31, 2022 and an increase of 13.5% from the year ended December 31, 2022 to the year ended December 31, 2023. For the years ended December 31, 2023, 2022, and 2021 our net income was $23.4 million, $16.7 million and $0.1 million, respectively, and our adjusted EBITDA was $143.4 million, $114.7 million and $113.3 million, respectively.
Industry Background
Companies of all sizes across sectors and geographies continue to invest in modern cloud and digital technology to transform their organizations and compete effectively. Technology is becoming increasingly mission critical as SMEs use digital means to improve productivity, work remotely, manage and monitor their businesses, run operations and engage with customers and other key stakeholders. As evidence of the importance of technology to SMEs, we believe IT spending by businesses with less than 1,000 employees is expected to increase from $1.5 trillion in 2023 to $2.1 trillion by 2028.
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
Rise of the Managed IT Services Model
As SMEs invest in technology and their needs for continuous availability, performance and security grow, SMEs are increasingly relying on IT service providers to manage these aspects of their businesses. These MSPs support SMEs by helping them procure and deploy key technologies and by providing oversight, management and security of their IT systems and devices. Rather than charging their customers by the task, MSPs typically have recurring annual or monthly contracts to deliver these on-going services. MSPs also may work in collaboration with SMEs’ internal IT departments in a co-managed model to deliver specific expertise and share responsibilities.
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
Market Opportunity
Our cloud-based software solutions enable MSPs to support their SME customers’ growth and digital transformation. These MSP partners rely on our platform to deploy, manage and secure the IT environments of over 500,000 SMEs around the world. Technology is becoming increasingly mission critical for SMEs as a means to improve productivity, work remotely, manage, and monitor their businesses, run operations and engage with customers and other key stakeholders. We believe that IT spending by SMEs with less than 1,000 employees is expected to increase from $1.5 trillion in 2023 to $2.1 trillion by 2028.
We believe the global market opportunity for our solutions to be an estimated $38.6 billion in 2024, growing at approximately 14% to approximately $65 billion by 2028. We believe that the size and projected growth of the global market for our solutions represents a significant opportunity for our business.
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
Our Solution
We provide cloud-based remote monitoring and management, security and data protection as-a-service solutions that are integrated within our technology platform. Our technology platform is purpose-built to give MSPs visibility and control over distributed and heterogeneous IT environments through a centralized control panel. Built on a multi-tier, multi-tenant architecture, a unified agent management system and microservices, our platform is designed to securely deliver integrated solutions that fit the specific IT needs of each MSP partner and its SME customers. Our modular and highly scalable platform helps our MSP partners deploy, manage and secure IT assets in an efficient and organized manner.
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
3)Enterprise-grade technology for SMEs through our MSP partners. Through our platform and strategic technology partnerships, we make it possible for our MSP partners to deploy, manage and secure enterprise-grade technologies for their SME customers. Our development and innovation roadmap incorporates real-time feedback from our active user community, which helps shape improvements to existing offerings and the development of new offerings that address the needs of our MSP partners and their SME customers.
4)Best-in-class partner success. We provide various partner success strategies aimed at helping our MSP partners expand their customer bases and service offerings through our platform and to grow and operate their businesses more effectively. Our dedicated partner success teams assist with onboarding, post-sales engineering and partner management. Additionally, through our MSP Institute, MSP partners gain access to business, sales, marketing and technical training from industry experts and leaders. This is supplemented by our Head Nerds program, which delivers expert training and consultation on how our partners can optimize their businesses for the most important growth areas such as security, backup, automation and operations. We also offer community-based resources such as forums, peer councils, expert series, and industry expert blogs.
5)Flexible subscription pricing and billing model. We sell the solutions on our platform on a subscription basis that meets the specific needs of our MSP partners and expands as they add new customers, deliver new services based on our solutions and when the partner’s customers add devices and services. We offer our MSP partners the flexibility to purchase solutions with pricing based on committed volumes or on a “pay-as-you-go” model ranging from monthly to multi-year terms, where our partners pay based on the volume of our solutions they and their customers are committed to or consume on a monthly basis. Additionally, we offer flexible deployment models across cloud, on-premises and hybrid cloud infrastructures that accommodate the IT environment preferences and needs of our MSP partners and their customers.
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
To add new MSP partners, we employ an efficient low-touch, high-velocity “selling from the inside” motion. Our sales motion is rooted in selling online or over the phone to MSPs of all sizes across any location through a prescriptive approach that adheres to standardized pricing and agreements. We power this sales motion with a marketing model that is highly flexible, analytics-driven and designed to efficiently drive digital traffic and high-quality opportunities. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including search engine optimization (“SEO”), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. Our low-friction sales motion and marketing model also allow prospective MSP partners to trial fully functional versions of the solutions on our platform, which is frequently a step to broader adoption. Internationally, we augment our go-to-market approach in certain regions with a targeted and localized distributor model.
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
2)Facilitate partner-enabled growth. When we add an MSP partner, we expand our relationship with the partner through two vectors. We grow when our MSP partners expand their SME customer base. We also grow when our MSP partners deliver new or enhanced services to their customers based on our solutions and when their customers add devices and services. As digital transformation initiatives at SMEs are pushing them to modernize their IT systems, we are seeing tailwinds in the adoption and usage of our solutions by SME customers through our MSP partners. We utilize numerous partner success strategies to help our MSP partners expand their customer bases by educating them on how to introduce deeper and broader sets of service offerings. In this manner, our MSP partners serve as an extension of our sales footprint while requiring minimal incremental sales efforts by us. Our ability to expand within our partner base is demonstrated by our dollar-based net revenue retention rate, which was 110%, 103% and 110% for each of the trailing twelve-month periods ended December 31, 2023, 2022 and 2021, respectively.
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
6)Deliver globally. We are a global software company, generating 51.2%, 51.3% and 53.6% of our total revenue from outside of the United States in the years ended December 31, 2023, 2022 and 2021. We intend to target markets around the world where we have an established presence and distribution channels and further expand to new markets through channel and personnel growth and market-specific solutions.
Our Platform
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Purpose-built to address a wide range of MSP partner needs, our subscription-based platform is scalable, extensible, and easy to deploy.
Our platform consists of three core solution categories: remote monitoring and management, data protection and security. In addition to our core solution categories, we offer business management solutions that help improve the technical and service delivery efficiencies of our MSP partners.
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
•manage their business through dashboards and reports that track the activities of their technical support personnel, demonstrate value to their customers and identify opportunities for operational improvement; and
•monitor, manage, secure, standardize and automate Microsoft 365 users, Azure resources, and Intune devices.
Data Protection
Our data protection capabilities are fully cloud-based and include backup and disaster recovery for servers, virtual machines, workstations, files, data, and key cloud-based applications. Our multi-tenant platform and secure remote delivery architecture is designed to provide our MSP partners with the flexibility to choose and deploy the best solution for their customers based on their respective risk postures.
Backup, Recovery and Disaster Recovery. Our backup, recovery and disaster recovery solutions are designed to help our MSP partners:
•provide their customers with efficient and granular data protection and recovery across multiple types of data and systems, including servers, virtual machines, workstations, critical databases and business documents;
•protect and restore critical SaaS application, such as M365;
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
Security
Our security solutions are designed to help our MSP partners secure their own IT environments and data and those of their customers. We provide a layered protection approach spanning network and systems infrastructure, applications, and end user devices through our patch management, endpoint security, managed detection and response, web protection, e-mail security and archiving and vulnerability assessment solutions.
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
•enhance network visibility, identify endpoints, and reduce and control customer attack surfaces;
•proactively hunt for threats and offload the operational burden of endpoint management to security specialists; and

•view summaries or detailed information about threats from the centralized dashboard of our platform.
Managed Detection and Response. We offer around-the-clock threat hunting and remediation of clients’ systems for cyber-threats, abnormal activities, and dark web monitoring. This solution is designed to enable our MSP partners to:
•employ a multi-layered detection approach utilizing advanced threat assessment techniques and a 24x7 Security Operations Center to detect and resolve emerging attacks across diverse client infrastructures;
•demonstrate full visibility into actions taken to confirm and respond to security events, including detection and investigations custom reports and situational reporting on current cybersecurity posture; and
•receive comprehensive compliance insights across hybrid infrastructures with visibility into at-risk systems and compliance readiness.
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
Security. We have invested heavily to ensure that we are building solutions in a secure manner. Our Secure Software Development Lifecycle guides the manner in which we develop our solutions and reflects our efforts to continuously improve our processes. We regularly conduct penetration tests on our solutions with third parties and work with customers who conduct them as part of their evaluation cycles. As a part of our rigorous security procedures, we continuously evaluate our solutions with static analysis tools and develop approaches to address material identified vulnerability issues. All of this is augmented by a formal Incident Response procedure to help ensure incoming incidents are appropriately triaged, escalated and remediated or mitigated. Certain of our solutions or data centers meet one or more of the following security compliance standards, which vary by product or location: HIPAA, ISO/IEC 27001:2013 or ISO/IEC 27001:2022, ISO 9001, NIST 800-53, PCI DSS, SOC 1 Type II and SOC 2 Type II.
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
As of December 31, 2023, we had approximately 25,000 customers. Additionally, as of December 31, 2023, we had 2,196 MSP partners with ARR over $50,000 on our platform, up from 1,898 as of December 31, 2022, representing an increase of 15.7%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 51% of our total ARR as of December 31, 2022 to approximately 56% of our total ARR as of December 31, 2023. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Marketing, Sales, Partner Success and Support
Our marketing, sales and partner success organizations serve as the engine that powers our multi-dimensional land and expand go-to-market strategy. Through a combination of leading targeted marketing content, events, free trials and business development efforts, we cultivate a high volume of qualified opportunities that are passed on to dedicated insides sales teams to convert into partners. Additionally, our inside sales team leverages our marketing content to generate their own qualified opportunities to increase product penetration into our existing base.
We segment our sales and marketing strategies by the needs of prospective MSPs and existing partners based on the stage of their respective business lifecycle. After we add an MSP partner, our partner success program is designed to help them better manage their own businesses, offer services enabled by our platform and expand their customer bases and usage of our solutions.
Marketing
Our marketing efforts are grounded in deep industry expertise and are designed to generate high quality opportunities for our sales organization. We deploy a highly flexible and analytics-driven direct marketing approach through broad use of digital marketing techniques including search engine optimization, paid search, social media marketing, events, targeted email campaigns, localized websites, free resources and content marketing, display advertising, affinity groups and webinars.
We target our marketing efforts through a segment specific approach. For potential MSP partners that have less complex IT needs, we typically deploy a low-cost, low-touch strategy. For potential MSP partners that have more complex IT needs, we leverage a cost-efficient, account-based marketing model to target and educate them. Internationally, we partner in specific regions with our global network of distributors to drive a localized marketing strategy.
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
Sales
We deploy a highly effective and disciplined approach to sales that has foundations in the “selling from the inside” culture. This approach is rooted in having our sales organization selling online or over the phone, using a structured approach to managing opportunities, and adhering to standardized pricing and contract terms. Our sales team handles MSP partner accounts of all sizes and across geographies through our selling from the inside approach.
Our sales organization is organized by our key solution categories as well as by geographic region. Our dedicated sales teams receive high-quality opportunities from our marketing and business development motions to engage with prospects, supporting our multi-dimensional customer acquisition motion. This is further powered by our low-friction, free-trial approach that allows prospective MSP partners to trial a fully functional version of our platform. When these prospective partners realize the value of our platform, they can then purchase solutions on our platform at the size and level of functionality appropriate for their and their customers’ IT environments.
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
We have designed our software development process to be responsive to the needs of our MSP partners, cost-efficient, and agile. We work closely with our MSP partners throughout the development process to build solutions that address the problems our MSP partners and their customers face. We regularly have a subset of our partners participate in processes to validate that our solutions and features are what they are looking for to improve their operations and address their most pressing demands.
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
Competition
We compete in a large and fragmented industry with several vendors that provide technologies used by MSPs and other IT service providers to service SMEs. We compete with vendors in the following categories:
•MSP pure-play: Vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are ConnectWise, Kaseya, and NinjaOne.
•Niche or domain-specific: Small to large enterprise vendors that provide solutions focused on a particular service that may be sold by MSPs, such as network monitoring, systems management, email security, remote access and support and data protection. Examples of such vendors are Acronis, ManageEngine, Proofpoint, Sophos and Veeam.
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
Our People
We are a global software company. As of December 31, 2023, we had 1,584 employees fully dedicated to our business, of which 329 were employed in the United States and 1,255 were employed outside of the United States. Of these employees, 1,575 were employed full time. We strive to be a people-centric company and believe we have a positive relationship with our employees, which we continue to nurture and develop. We are not party to any collective bargaining agreements.
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
Employee Engagement
We survey employees a minimum of two times a year to ensure that all employees’ voices are heard, and so we can better understand the key areas where we can improve the employee experience. These key areas include N-able’s values; our employees’ impression of the executive team; employees’ experience in their individual roles, of their direct teams and with their direct managers; and employees’ sense of belonging at work. Survey results are reviewed by our senior leadership team, reported to the whole company and used to inform action plans at all levels of the organization.
As a part of our employee engagement strategy, we focus on the following key pillars that we believe are core to building our culture of belonging and offering an exceptional employee experience: Diversity, Equality and Belonging (DEB), N-ablite Giving, Wellness, and Fun. We want our employees to feel supported to do their best work and N-joy the Journey along the way.
Diversity, Equality and Belonging
As a global company, we have the distinct advantage of employing talented and diverse individuals across different ethnicities, genders, races, religions, sexual orientations and generations, all supported through a focus on innovation and inclusion. Communities of Interest (COI) are a core part of our Diversity, Equality and Belonging (DEB) strategy and are employee-driven, company supported interest groups that are open to all N-able employees globally, intended to foster inclusivity and belonging. We currently have the following COIs: PRISM, supporting our LGBTQIA+ community; WONDER, supporting our employees who identify as women; and Shades, supporting our employees of color. Our President and CEO signed the CEO Action for Diversity and Inclusion Pledge, reinforcing our company’s support and commitment towards DEB at N-able. We also launched an internal DEB site with resources and information about our goals to allow employees to celebrate what makes us unique and invite others to join us on our journey. Our aim is to create a positive and uplifting work environment that leads to more trust, empowerment, and engagement. We believe that our culture of belonging enables us to deliver strong financial performance and build lasting relationships with our communities around the globe.
Giving: Community Involvement
We encourage and support our employees in giving back to the communities where they live and work. N-able employees receive two fully paid VoluNteer Days annually and we encourage them to use this time to support causes that are meaningful to them. During our annual Season of Giving, our employees join company coordinated volunteer events to make an even bigger impact. In 2023, we had employees across the globe use their VoluNteer Days to donate more than 2,700 hours to non-profit organizations in their local communities. In addition, employees have a forum to provide visibility to giving opportunities they are a part of and for which they want support raising funds.
Wellness
Supporting our employees’ abilities to prioritize and maintain their overall health and well-being is an important focus area to drive engagement and create an exceptional experience. We provide resources, such as comprehensive benefits to specialized wellness programming to a global Employee Assistance Program (EAP) with local language support for all employees and their family members. Our new internal Wellness site provides access to resources and new ways to stay healthy - whether it’s physical, mental, financial or social. We also offer wellness focused programs virtually and at our hubs, such as employee-led meditation sessions, healthy meal education, and financial wellness workshops.
Learning and Development
We are committed to providing our employees with a holistic growth and learning journey to help them make the most of their careers. Our learning and development program includes uniquely designed group training for new hires during their onboarding process, as well as various development programs and courses to support career growth and help employees achieve their full potential. Whether it is through taking courses in our Learning Platform or supporting internal mobility, we aim to provide the guidance and support N-ablites need to grow their career.
Notable Recognition
N-able’s achievements as an employer of choice earned us a number of awards during 2023. We achieved Great Place to Work certification, a globally recognized authority on company culture. Additionally, notable awards include four Bronze Stevie Awards, including for Technology Executive of the Year, Achievement in Product Innovation, HR Department of the Year and Community of Interest WONDER in the Community Engagement category. N-able was also recognized by

Comparably among the companies with the Best CEO (two-time winner), Best Company Global Culture, Best Company for Diversity (three-time winner), Best Company Happiness, Best Company Career Growth (two-time winner), Best Company Compensation (three-time winner), Best Company Culture, Best Company for Women (two-time winner) and Best Company Perks and Benefits. We were also recognized as Top 50 Human Resources Team and Top 50 Executive Team by 2023 OnCon Awards, and Best in Class: Employee Experience APAC by HRO Today Association.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2023, we owned five issued U.S. patents and one issued foreign patent, with expiration dates ranging from February 22, 2033 to July 12, 2034. N‑able may consider filing patent applications in the future, and we cannot guarantee that patents will be issued with respect to the current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
•We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
•Material defects, errors or vulnerabilities in our solutions, the failure of our solutions to block malware or prevent a security breach, misuse of our solutions, or risks of product liability claims could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
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
Risks Related to Accounting and Taxation
•We are subject to fluctuations in foreign exchange and interest rates.
•Failure to maintain proper and effective internal controls could have a material adverse effect on our business.
•We are subject to potential changes in tax laws or regulations
Risks Related to Ownership of Our Common Stock and Our Organizational Structure
•The Sponsors have a controlling influence over matters requiring stockholder approval.
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
•changes in tax rates, laws or regulations in jurisdictions in which we operate; and
•the impact of a recession, pandemic, or any other adverse global economic conditions on our business, including any future impacts of the COVID-19 pandemic.
Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly, and we could face costly securities class action suits or other unanticipated issues.
Because we recognize revenue from our longer-term subscriptions and term licenses over the subscription or license term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
Certain of our customers purchase licenses for one year or longer for our products, and we expect the amount of customers with such arrangements to increase. In such cases, we generally recognize revenue as we satisfy our performance obligations over the term of their subscription. Revenue from such contracts reported in a given quarter will often be derived from the recognition of revenue relating to contracts entered into during previous quarters. Consequently, a decline in new or renewed customer contracts in any single quarter may have a smaller impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of such agreements with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
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
If we do not effectively hire, integrate, train, manage, and retain additional sales personnel, and expand our sales and marketing capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base and achieve broader market adoption of our platform will depend to a significant extent on our ability to continue to expand our sales and marketing operations. We have and plan to continue to dedicate significant resources to sales and marketing programs and to expand our sales and marketing capabilities to target additional potential customers, but there is no guarantee that we will be successful in attracting and maintaining additional customers. If we are unable to find efficient ways to deploy our sales and marketing investments or if our sales and marketing programs are not effective, our business and operating results will be adversely affected.
Furthermore, we plan to continue expanding our sales force and there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, managing, and retaining sufficient numbers of sales personnel to support our growth, particularly in international markets. New hires require significant training and may take extended time before they are productive. Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Moreover, our international expansion may be slow or unsuccessful if we are unable to retain qualified personnel with international experience, language skills and cultural competencies in the geographic markets in which we target.
If we are unable to hire, integrate, train, manage, and retain a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results and financial condition will be adversely affected.
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
A portion of our revenue is recognized based on consumption as MSP partners use certain aspects of our platform, whether such usage is beyond their paid subscriptions or on an individual basis. This usage is particularly applicable to our remote monitoring and management (“RMM”) solutions and our Cove backup, recovery and disaster recovery solutions. Unlike our subscription revenue, which is recognized ratably over the term of the subscription, we generally recognize consumption revenue as the services are delivered. Because our MSP partners have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that we have with our subscription revenue. There is a risk that our MSP partners will not use portions of our platform that provide consumption-based revenue at all or more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how the consumption-based portion of our business differs from the subscription-based portion of our business, and our business model may be compared to purely subscription-based business models or purely consumption-based business models. If our quarterly or annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.

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
We face competition from IT vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Kaseya, ConnectWise and NinjaOne. In addition, we compete with small to large enterprise vendors that provide solutions focused on a particular service that may be sold by MSPs, such as network monitoring, systems management, email security, remote support and data protection. Examples of such vendors are Auvik, Acronis and Veeam.
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
The SME IT market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our MSP partners and their SME customers operate in markets characterized by rapidly changing technologies and business plans, which require them to adopt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our long-term growth depends on our ability to continually enhance and improve our existing offerings and develop or acquire new solutions that address the common problems encountered by technology professionals on a day-to-

day basis in an evolving IT management market, including adapting to rapidly changing technologies and user preferences, adapting our offerings to evolving industry standards, predicting user preferences and industry changes in order to continue to provide value to our MSP partners and to improve the performance and reliability of our offerings. The success of any enhancement or new solution depends on a number of factors, including its relevance to MSP partners and their SME customers, changes to the form factors in technologies powering the businesses of SMEs, timely completion and introduction and market acceptance. New solutions and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential MSP partners and their SME customers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such solutions or enhancements. If our new offerings are not successful for any reason, certain offerings in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
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
We have experienced substantial growth in recent years, which may not be indicative of future growth, and if we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of customer satisfaction or adequately address competitive challenges, and our financial performance may be adversely affected.
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $421.9 million, $371.8 million and $346.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. In addition, during the last half of 2021, we installed and implemented information technology infrastructure to support certain of our business functions as a standalone entity, including accounting and reporting, human resources, marketing and sales operations, customer service and business analytics. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Acquisitions present many risks that could have an adverse effect on our business and results of operations.
In order to expand our business and functionality of our platform, we have previously made several acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
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
We may expand our business in part through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our financial performance.
We have previously made several acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert the attention and efforts of members of our management from the operations of our company, which could also harm our business and results of operations.
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
We have made significant investments in our operations to support additional growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We have made substantial investments in recent years to increase our sales and marketing operations in international regions and expect to continue to invest to grow our international sales and global brand awareness. We also expect to continue to invest to grow our research and development organization, particularly internationally. We have made multiple acquisitions in recent years and expect these acquisitions will continue to increase our operating expenses in future periods. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We may also continue to pursue acquisitions in order to expand our presence in current markets or new markets, which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may decline as a percentage of revenue relative to our prior annual periods.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our MSP partners located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in Australia, Austria, Belarus, Canada, the Netherlands, the Philippines, Poland, Portugal, Romania and the United Kingdom. Revenue from customers outside of the United States represented 51.2% of our total revenue for the fiscal year ended December 31, 2023, and as of December 31, 2023, approximately 79% of our employees were located outside of the United States. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
•fluctuations in currency exchange rates in the markets where we do business, including the recently strengthened U.S. dollar, and other controls, regulations, and orders that might restrict our ability to repatriate cash;
•volatility, uncertainties, and recessionary pressures in the global economy or in the economies of the countries in which we operate;
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
•difficulties hiring local staff, differing employer/employee relationships, and the potential need for country-specific benefits, programs, and systems;
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
•longer sales cycles;
•social, economic and political instability;
•epidemics and pandemics, terrorist attacks, wars, geopolitical conflicts, disputes and security concerns in general;
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, although our presence in Belarus has been substantially reduced over the prior year, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. We also engage third party contractors that have a limited number of employees that reside in the Ukraine. In addition, we generated a de minimis amount of revenue from customers located in Ukraine during the year ended December 31, 2023, and Russia and Ukraine during the years ended December 31, 2022 and 2021. The extent and duration of the instability in the region, and any related risk to our operations, remains uncertain, and may be further exacerbated by the ongoing presence of Russian forces in Belarus and the participation of Belarus in the Russia-Ukraine conflict. To date, intermittent communications and mobile internet outages have occasionally occurred in Belarus, and the United States, the European Union and various other nations have imposed economic and trade sanctions and export control restrictions against multiple Belarusian officials and entities. The ongoing impact of these measures, as well as any further retaliatory actions, is uncertain and may pose security risks to our people, our facilities, our technology systems and our operations, as well as to the local infrastructure, such as utilities and network services, upon which our local teams rely and adversely affect our ability to continue to do business in the region. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift our research and development activities to other jurisdictions, which may result in delays in our development cycle and the incurrence of additional costs. The disruption in the region also could adversely affect our suppliers, partners and customers, which could result in negative impacts to our business and results of operations. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could expose us to the risks noted above, as well as numerous other risks, and require us to re-balance our geographic concentrations, any or all of which could have an adverse effect on our operations, business and financial condition.
If one or more of these risks occurs, it could require us to dedicate significant resources to remedy, and if we are unsuccessful in finding a solution, our financial results could suffer.
We have faced, and may continue to face, exposure to foreign currency exchange rate fluctuations.
We have transacted in foreign currencies and expect to transact in foreign currencies in the future. In addition, we maintain assets and liabilities that are denominated in currencies other than the functional operating currencies of our global entities. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar will affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. As a result of such foreign currency exchange rate fluctuations, which have been prevalent over recent periods, it could be more difficult to detect underlying trends in our business and results of operations. In addition, to the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected. We do not currently maintain a program to hedge transactional exposures in foreign currencies. However, in the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates.

We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of MSP partners or harm to our reputation and our operating results.
In order to provide our MSP partners with additional functionality on our platform, we often partner with best-of-breed technology developers through license arrangements to use their software in our offerings. We also resell certain third-party products as part of our full product offering. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software could result in decreased sales or decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software could result in errors or defects in our solutions, cause our solutions to fail or increase our exposure to cyberattacks, any or all of which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our MSP partners or third-party providers that could harm our reputation and increase our operating costs. If we are required to replace such third-party software with new third-party software, such change may require significant work and require substantial investment of our time and resources. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.
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
Interruptions or performance problems associated with third-party cloud-based systems that we depend on for development or distribution of our solutions may adversely affect our business, operating results, and financial condition.
We currently host certain of our solutions, and expect to increasingly host our solutions, on cloud infrastructure hyperscaler providers, such as AWS and Azure. In these cases, our solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. A prolonged hyperscaler service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

Hyperscalers have the right to terminate our agreements with them upon material uncured breach following prior written notice. If any of our hyperscaler service agreements are terminated, or there is a lapse of service, we would experience interruptions in access to our platform as well as significant delays and additional expense in arranging new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure, which would adversely affect our business, operating results, and financial condition.
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
Material defects, errors or vulnerabilities in our solutions, the failure of our solutions to block malware or prevent a security breach, misuse of our solutions, or risks of product liability claims could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.
Our solutions, including those we resell, are multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after their commercial release and deployment to our customers. From time to time, certain of our customers have reported defects in our solutions related to performance, scalability, and compatibility. Our solutions also provide our customers with the ability to customize a multitude of settings, and it is possible that a customer could misconfigure our solutions or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our solutions could cause our platform to operate at suboptimal efficacy, cause it to fail to secure customers’ computing environments and detect and block threats, or temporarily interrupt the functionality of our customers’ endpoints. We also make frequent updates to our solutions, which may fail, resulting in temporary vulnerability that increases the likelihood of a material defect.

In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our solutions are unable to detect or prevent. Furthermore, as a well-known provider of MSP solutions, including cloud-based technology, to approximately 25,000 MSPs, who in turn service a large number of SMEs, we and our customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation or the business and reputation of our MSP Partners and their SME customers. In addition, defects or errors in our solutions could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation and increase expenses and customer relations issues, and expose us to investigations, liabilities and other costs and negative consequences, all of which would adversely affect our business, financial condition, and operating results.

Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the MSP community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our solutions to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our customers and the sophistication of malware, viruses and other threats. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to customer error, rogue customer employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. When faced with defects or errors, we will need to provide high-quality support to our MSP partners during remediation efforts. If our MSP partners are dissatisfied with our support or we otherwise fail to handle complaints effectively, our brand and reputation may suffer. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our solutions not provide significant value, our reputation and business would be harmed.

Any real or perceived defects, errors or vulnerabilities in our solutions could result in:
•lost or delayed market acceptance and sales of our solutions;
•a reduction in subscription or maintenance renewals;
•diversion of development resources;
•increased likelihood of a cyberattack;
•legal claims; and
•injury to our reputation and our brand.
Any inability to maintain a high-quality customer support organization could lead to a lack of customer satisfaction, which could hurt our customer relationships and adversely affect our business, operating results, and financial condition.
We support our MSP partners by offering partner success strategies designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. If we do not effectively and successfully execute our partner success strategies, our ability to sell additional solutions to existing customers would be adversely affected and our reputation with potential customers could be damaged.

In addition, our sales process is highly dependent on our product and business reputation and on positive recommendations, referrals, and peer promotions from our existing MSP partners. Any failure to maintain high-quality partner support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial condition.
If we fail to maintain or grow our brand, our financial condition and operating results might suffer.
We believe that developing, maintaining and growing awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new MSP partners. In addition, during 2021, we changed our brand from the “SolarWinds MSP” to “N-able,” which may have resulted in the loss of customer recognition and may have adversely affected our business and profitability. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability providing reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our MSP partner base and their SME customers in a variety of ways, including giving us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to introduce our new brand, promote and maintain our brands unsuccessfully, fail to maintain loyalty among our MSP partners and their SME customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may fail to attract new MSP partners or retain our existing MSP partners and our financial condition and results of operations could be harmed. Additionally, if our MSP partners do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
If we are unable to capture significant volumes of high quality sales opportunities from our digital marketing initiatives, it could adversely affect our revenue growth and operating results.
Our digital marketing program is designed to efficiently and cost-effectively drive a high volume of website traffic and deliver high quality opportunities, which are often trials of our solutions, to our sales teams. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including SEO, targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. If we fail to drive a sufficient amount of website traffic or capture a sufficient volume of high quality sales opportunities from these activities, our revenue may not grow as expected or could decrease. In addition, if either our customer success efforts or the efforts of our distributors fail to generate sufficient sales leads, our revenue may not grow as expected. If these activities are unsuccessful, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

Our digital marketing initiatives may be unsuccessful in driving high volumes of website traffic and generating trials of our solutions, resulting in fewer high quality sales opportunities, for a number of reasons. For example, technology professionals often find our solutions when they are online searching for a solution to address a specific need. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both. The display, including rankings, of unpaid search results can be affected by a number of factors, many of which are not in our direct control, and may change frequently. Our SEO techniques have been developed to work with existing search algorithms used by the major search engines. However, major search engines frequently modify their search algorithms and such modifications could cause our websites to receive less favorable placements, which could reduce the number of technology professionals who visit our websites. In addition, websites must comply with search engine guidelines and policies that are complex and may change at any time. If we fail to follow such guidelines and policies properly, search engines may rank our content lower in search results or could remove our content altogether from their indexes. If our websites are displayed less prominently, or fail to appear in search result listings in response to search inquiries regarding observability, IT monitoring and management, backup, data recovery, or security problems through Internet search engines for any reason, our website traffic could significantly decline, requiring us to incur increased marketing expenses to replace this traffic. Any failure to replace this traffic could reduce our revenue.
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
Our business requires certain expertise and intellectual capital, particularly within our management team. We rely on our management team in the areas of operations, security, marketing, sales, research and development, support and general and administrative functions. The loss of one or more of our members of the management team could have a material adverse effect on our business.
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and solutions. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, although acquisitions are part of our growth strategy, we could lose key personnel of the acquired businesses. The market for qualified personnel is competitive, and we may not succeed in retaining or recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our evolving business model and approach to marketing and selling our solutions are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether, or we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees.
We have made changes, and may make additional changes in the future, to our senior management team and other key personnel. Leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business. In addition, we cannot provide assurances that key personnel, including our executive officers, will continue to be employed by us or that we will be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have an adverse effect on our business.

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
We believe that our corporate culture has been, and will continue to be, a critical component to our success and that our culture creates an environment that drives our employees and perpetuates our overall business strategy. We have invested substantial time and resources in building our team and we expect to continue to hire aggressively as we expand, including with respect to our international operations. As we grow and mature as a public company and grow further internationally, we may find it difficult to maintain the parts of our corporate culture that have led to our success. Any failure to preserve our culture could negatively affect our future success, including our ability to recruit and retain personnel and effectively focus on and pursue our business strategy.
Adverse economic conditions may negatively affect our business.
Our business depends on the overall demand for information technology and on the economic health of our current and prospective MSP partners and their SME customers. Any significant weakening of the economy in the United States, Europe, Asia, Australia and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our MSP partners or potential MSP partners, or their SME customers, to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our solutions in countries with relatively weaker currencies. Inflation recently increased at the highest rate in four decades in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could result in reductions in subscriptions, reduction of consumption of our services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Climate change may have a long-term negative impact on our business.
Risks related to rapid climate change may have an increasingly adverse impact on our business and those of our MSP partners, their end users and our suppliers in the longer term. Our business operations are subject to interruption by natural disasters, floods, fire, power shortages, pandemics, terrorism, political unrest, cyberattacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Climate-related events, including the increasing frequency of extreme weather events and their impact on regional short-term systemic failures in the

U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our MSP partners and their customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements and standards, or expectations regarding the environmental impacts of our business, which may result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
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
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates as of the date of release. When provided, this information regarding our financial outlook, which includes forward-looking statements, is based on projections prepared by our management. Neither our independent registered public accounting firm nor any other independent expert or outside party will compile or examine the projections nor, accordingly, will any such person express any opinion or any other form of assurance with respect thereto.
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
Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we may provide regarding our financial outlook will only be an estimate of what management believes is realizable as of the date of release. Actual results will vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we may provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in conjunction with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
Any failure to implement our operating strategy successfully or the occurrence of any of the events or circumstances set forth under Item 1A. Risk Factors in this Annual Report on Form 10-K could result in our actual operating results being different from information we provide regarding our financial outlook, and those differences might be adverse and material.
A pandemic, epidemic or outbreak of an infectious disease, such as the COVID-19 pandemic, may materially affect how we and our customers are operating our businesses and our financial results.
We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both directly and indirectly, on global businesses and commerce and indirect effects such as worker shortages and supply chain constraints continue to impact segments of the economy. Future global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
The impact to our business from any future pandemics or health epidemics depends on multiple factors that cannot be accurately predicted, such as their duration and scope, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Future pandemics or health epidemics could have severe impacts on our business and our customers’ and prospective customers’ businesses. For instance, as a result of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attributed this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Future pandemics or health epidemics may also adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. Pandemics, health epidemics, or outbreaks of infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to Our Indebtedness
We have substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.
We entered into a credit agreement in July 2021 and, as of December 31, 2023, our total indebtedness outstanding under the credit agreement, net of debt issuance costs, was $335.0 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
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
As of December 31, 2023, we had six issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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

Cybersecurity has become increasingly important to our MSP partners as their SME customers experience increased security threats while more of their workforce works remotely. Larger volumes of remote devices are connecting to SMEs’ networks driving increased vulnerability and incidences of ransomware and phishing attacks are growing, making security a high priority for SMEs. The potential impact of cybersecurity breaches or incidents affecting MSP partners’ remote monitoring of multiple SME customers’ networks and devices is significant.
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
SolarWinds has confirmed to us that it has concluded its internal investigations relating to the Cyber Incident. While SolarWinds does not know precisely when or how the threat actor first gained access to its environment, its investigations uncovered evidence that the threat actor compromised credentials and conducted research and surveillance in furtherance of its objectives through persistent access to its software development environment and internal systems, including its Office 365 environment, for at least nine months prior to initiating the test run in October 2019. During this entire period, we were a part of the SolarWinds’ shared environment and the threat actor had persistent access to our systems and Office 365 environment. SolarWinds also has found evidence that causes us to believe that the threat actor exfiltrated certain information as part of its research and surveillance. The threat actor created and moved files that we believe contained source code for our products, although we are unable to determine the actual contents of those files. The threat actor also created and moved additional files, including files that may have contained data about our MSP partners and files that may have contained data relating to trial and product activation of our N-central On Demand solution. We do not believe that any information of the customers of our MSP Partners would have been included in the files that were created by the threat actor. Although we are unable to determine the actual contents of these files, with respect to the files that may have contained data about our MSP partners, we believe the information included in such files would not have contained highly sensitive personal information, such as credit card, social security, passport or bank account numbers, but could have contained other information such as MSP partner IDs, business email addresses and encrypted MSP partner portal login credentials. With respect to the files that may have contained data relating to trial and product activation of our N-central On Demand solutions, although we are unable to determine the actual content of such files, the information included in such files could have contained MSP partner usernames and N-central On Demand initial passwords generated by N-able. The threat actor also moved files to a jump server, which SolarWinds believes was intended to facilitate exfiltration of the files out of the shared environment. Investigations to date have also revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds has notified us that it has identified all personal information contained in the emails of these accounts, and has informed us that it has provided notices to any impacted individuals and other parties as required.
In October 2023, the SEC filed a complaint against SolarWinds and its chief information officer alleging violations of the Exchange Act and Securities Act relating to SolarWinds’ cybersecurity disclosures and public statements, as well as its internal controls and disclosure controls and procedures. This brought renewed attention to the Cyber Incident and questions from some of our MSP partners.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Any failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Having transitioned out of our status as an “emerging growth company” as of December 31, 2023, we also are now required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
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
Our revenue recognition policy and other factors may distort our financial results in any given period and make them difficult to predict.
Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses bundled with coterminous support and (iii) maintenance and support agreements. For SaaS and maintenance and support agreements, we recognize revenue ratably over the contract period as the Company satisfies its performance obligation, beginning on the date the Company makes its service available to the customer. For term-based licenses bundled with coterminous support, we recognize revenue when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract period. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter but will affect our revenue in future quarters.
Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates-Revenue Recognition” included in Part II, Item 7 of this Annual Report.
Given the foregoing factors, our actual results could differ significantly from our estimates, comparing our revenue and operating results on a period-to-period basis may not be meaningful, and our past results may not be indicative of our future performance.
Our business and financial performance could be negatively impacted by changes in tax laws or regulations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations and our business and financial performance, including provisions of the Inflation Reduction Act of 2022. Additionally, these events could require us or our MSP partners to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our MSP partners to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our subscription prices to offset the costs of these changes, existing MSP partners may cancel their subscriptions and potential MSP partners may elect not to purchase our subscriptions. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our MSP partners’ and our compliance, operating and other costs, as well as the costs of our solutions. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.
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
Based on our current corporate structure, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax rules, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In addition, the authorities in these jurisdictions could challenge our methodologies for valuing developed technology or intercompany arrangements, including our transfer pricing. The relevant taxing authorities may determine that the manner in which we operate our business does not achieve the intended tax consequences. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest and penalties. Such authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any increase in the amount of taxes we pay or that are imposed on us could increase our worldwide effective tax rate and adversely affect our business and operating results.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SME data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and are expected to result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state privacy and breach notification laws. In connection with the Cyber Incident, SolarWinds’ investigations have revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and MSP partners. SolarWinds has informed us that it has notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. Such notices may cause additional harm to our reputation and business and may result in a loss of customers or additional investigations, claims and other related costs and expenses. In addition, if we experience another security incident with personal data, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any party whose information was compromised, which could further harm our reputation and business. States and countries have enacted different requirements for protecting personal data collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our MSP partners, including, but not limited to the European Union’s General Data Protection Regulation, the UK’s General Data Protection Regulation and U.S. state privacy laws, which created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. We continue to assess the impact of these emerging laws on the ability to lawfully transfer personal data from the European Union to the United States, monitor relevant guidance, and refine our processes accordingly. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our MSP partners, and their SME customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
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
Risks Related to Ownership of Our Common Stock and Our Organizational Structure
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
Furthermore, because we have ceased to be an emerging growth company as of December 31, 2023, we are now required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. In the future, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently, including if we acquire additional businesses and integrate their operations. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements in accordance with GAAP. We continue to evaluate opportunities to further strengthen the effectiveness and efficiency of our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act. If we make additional acquisitions, we will need to similarly assess and ensure the adequacy of the internal financial and accounting controls and procedures of such acquisitions. If we fail to maintain proper and effective internal controls, including with respect to acquired businesses, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, harm our ability to operate our business and reduce the trading price of our common stock.
In addition, although our premiums for the current year decreased, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
The trading price of our common stock has been and may continue to be volatile, which could cause the value of your investment to decline.
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
•general macroeconomic conditions and trends, including market impacts related to the wars in Ukraine and the Middle East, geopolitical tensions in China, inflation, changes in interest rates and the COVID-19 pandemic;
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
If securities or industry analysts were to downgrade our stock, publish misleading or unfavorable research about our business or fail to publish reports on our business, our stock price and trading volume could decline.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2023, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock. We granted registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market, subject to compliance with applicable restrictions. In addition, in connection with the private placement completed just prior to the Separation and Distribution, we granted registration rights to certain investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement, of which 8,314,146 remain unsold by the selling stockholders as of December 31, 2023. Such shares are freely tradable in the public market to the extent sold pursuant to the registration statement filed by us pursuant to our obligations.

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
As of December 31, 2023, Silver Lake and Thoma Bravo, together with their respective funds and, as applicable, their co-investors (collectively, the “Sponsors”) collectively owned in the aggregate approximately 111,564,512 shares of our common stock, representing approximately 60.9% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. As a result, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
•the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•approving or rejecting a merger, consolidation or other business combination;
•raising future capital; and
•amending our restated charter and restated bylaws, which govern the rights attached to our common stock.
Additionally, for so long as the Sponsors beneficially own, in the aggregate, 40% or more of our outstanding shares of common stock, the Sponsors will have the right to designate a majority of our board of directors. For so long as the Sponsors have the right to designate a majority of our board of directors, the directors designated by the Sponsors are generally expected to constitute a majority of each committee of our board of directors, other than the audit committee, and the chairman of each of the committees, other than the audit committee, is generally expected to be a director serving on such committee who is designated by the Sponsors. Notwithstanding this, directors designated by the Sponsors do not comprise a majority of our cybersecurity committee and the chair of such committee is not a director designated by the Sponsors. In addition, Thoma Bravo does not currently have any designees serving as directors, although they retain their right to designate directors. While we believe our committee membership already complies with all applicable requirements of the NYSE corporate governance standards and a majority of our board of directors are “independent directors,” as defined under the rules of the NYSE, as soon as we are no longer a “controlled company” under the NYSE corporate governance standards, we will be required to adhere to such standards, subject to any phase-in provisions.
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
Although directors affiliated with the Sponsors currently only represent two of our seven directors, so long as the Sponsors beneficially own shares of our outstanding common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, they can effectively control and direct our board of directors.
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
As of December 31, 2023, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company has adopted policies, processes, procedures and standards and implemented certain controls and procedures that allow its management to assess, identify and manage material risks from cybersecurity threats and for its Board of Directors, through its Cybersecurity Committee, to actively oversee the strategic direction, objectives, and effectiveness of the Company’s cybersecurity risk management framework.
The Company’s processes are integrated into its overall enterprise risk management program, which includes financial risk, compliance risk and other strategic and operational risks that affect the Company. The processes compliment the Company’s enterprise-wide risk assessment architecture, as implemented by the Company’s management and as overseen by the Company’s Board of Directors through its Cybersecurity Committee. In designing these processes, the Company takes into account industry frameworks such as the National Institute of Standards and Technology (NIST), Committee of Sponsoring Organizations (COSO), and International Organization for Standardization (ISO) 27001, and other industry standards. To further improve the effectiveness of its cybersecurity risk management framework, the Company has in the past, and may continue to do so in the future, engage third party consultants, to assist in testing and evaluating our security program.
The Company seeks to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
To identify and assess material risks from cybersecurity threats, we engage in regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises. The Company engages a third-party to perform 24/7 monitoring for threats and unauthorized access to our information security network.
We have a formalized incident response plan (IRP) and associated procedures based on cybersecurity best practices which are refined using the information gained through testing and to further improve our cybersecurity preparedness and response infrastructure. These plans and procedures set forth the actions to be taken in responding to and recovering from cybersecurity incidents, which include triage, assessing the severity of incidents, escalation protocols, containment of incidents, investigation of incidents, and remediation. We also regularly perform phishing tests of our employees and provide annual privacy and security training for all employees. Our security training incorporates awareness of cyber threats (including but not limited to malware, ransomware, and social engineering attacks), password hygiene and incident reporting processes.
We review our cybersecurity risk framework and related policies annually with our senior management to help identify areas for continued focus and improvement. We also engage third parties to review and assess our processes annually. Our information security management system has been independently certified as being in conformity with ISO/IEC 27001:2013.
The Company has also implemented processes to identify, monitor and address material risks from cybersecurity threats associated with our use of third-party service providers, including those in our supply chain or who have access to our systems, data or facilities that house such systems or data. The Company works with such providers to recommend securities measures to be improved where possible, and generally requires those third parties that could introduce significant cybersecurity risk to us to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
Although we have not experienced any material cybersecurity incidents since becoming a stand-alone public company in July 2021, we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. We have described whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, including the Cyber Incident, have affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in the risk factors titled “Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our MSP partners’, or their SME customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our MSP partners’, or their SME customers’ systems, the exploitation of vulnerabilities in our, our MSP partners’, or their SME customers’ environments, the theft or misappropriation of our, our MSP partners’, or their SME customers’ proprietary and confidential information, and interference with our, our MSP partners’, or their SME customers’ operations, exposure to legal and other liabilities, higher MSP partner and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business” and “The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, MSP partner and employee relations, results of operations, financial condition or cash flows” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
Governance
Role of the Board of Directors and the Cybersecurity Committee
As part of the Board of Directors’ role in overseeing the Company’s enterprise risk management program, which includes our cybersecurity risk management program, the Board is responsible for exercising oversight of management’s identification and management of, and planning for, material cybersecurity risks that may reasonably be expected to impact the Company. While the full Board has overall responsibility for risk oversight, the Board has delegated oversight responsibility related to risks from cybersecurity threats to the Cybersecurity Committee of the Board, or the Cybersecurity Committee. The Cybersecurity Committee is responsible for overseeing our information technology systems and cybersecurity risks, including plans and programs relating to cyber and data security and legal and regulatory risks associated with our products and business operations. The Cybersecurity Committee is informed of the Company’s cybersecurity risk management and receives an overview of its cybersecurity program from management at least quarterly, which covers topics including, among others, recent cybersecurity risk landscape and trends, data security posture, results from third-party assessments, training and vulnerability testing, our cybersecurity and compliance program, critical cybersecurity risks, as well as the steps management has taken to respond to such risks, emerging cybersecurity regulations, technologies and best practices. Material cybersecurity risks are also discussed during separate Board meetings as part of the Board’s risk oversight generally.
Role of Management,
Our Security Risk Committee (“SRC”), comprised of our Chief Security Officer (“CSO”), our Chief Legal Officer and representatives from the technology and product, people, IT and legal teams, is responsible for management’s oversight of cybersecurity governance, decision-making, risk management, awareness, and compliance across the Company. Our CISO works with the SRC to employ a cybersecurity program designed to protect the Company’s information systems from cybersecurity threats and to respond to incidents in accordance with the Company’s incident response plan and other policies and procedures.
The CSO manages a team that is responsible for day-to-day tracking, assessing and management of threats. The N-able security team has a dedicated incident response team, with trained resources that are responsible for the various stages of our incident management strategy, including preparation, detection and analysis, containment, eradication, and recovery. Through ongoing communications with the team, the CSO and the SRC are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents and progress on cybersecurity infrastructure initiatives. In the event of a material cybersecurity incident or investigation, management will, in accordance with the Company’s IRP and other policies in place, promptly report to the Cybersecurity Committee and the Board, as appropriate. This escalation is in addition to the regular reports by the CSO to the Cybersecurity Committee on at least an annual basis.
Our CSO has served as such since 2021, and has over 20 years of experience in various roles in information security, including serving as an IT security leader at AT&T/Warner Media, where he implemented an extensive security program managing complex incident response events. He holds a degree in Information Technology.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 8.4 years.
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
On February 22, 2024, the last reported sales price of our common stock on the NYSE was $12.92 per share and, as of February 22, 2024, there were 38 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between July 20, 2021 (our first day as a publicly traded company) and December 31, 2023, with the cumulative total return of (i) the S&P 500 Index and (ii) the S&P 500 Software & Services Index. This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on July 20, 2021), the S&P 500 Index and the S&P 500 Software & Services Index on June 30, 2021, and assumes dividends, if any, are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.
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
Our financial statements for the periods through the Separation and Distribution date of July 19, 2021 are Consolidated Financial Statements prepared on a “carve-out” basis. Our financial statements for the period from July 20, 2021 forward are Consolidated Financial Statements based on our reported results as a standalone company. The financial information included herein should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022, referred to as our “2022 Annual Report.” See Note 2. Summary of Significant Accounting Policies and Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details.
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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of December 31, 2023 and 2022, respectively. In addition, as a result of the Cyber Incident, SolarWinds is subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In 2021, we experienced an adverse impact to new subscription sales and expansion rates relative to historical levels. We believe this was due in part to our decision in response to the Cyber Incident to temporarily reduce investments in demand generation activities through January 2021, as well as a result of certain MSP partners delaying their purchasing decisions as they assessed the potential impact of the Cyber Incident. In October 2023, the SEC filed a complaint against SolarWinds and its chief information officer alleging violations of the Exchange Act and Securities Act relating to SolarWinds’ cybersecurity disclosures and public statements, as well as its internal controls and disclosure controls and procedures. This brought renewed attention to the Cyber Incident and questions from some of our MSP partners. However, we also have seen consistency among renewal rates with our larger MSP partners and have not observed material adverse trends with respect to the usage of our solutions. In addition, following our resumption of regular demand generation activities in February 2021, we were encouraged by engagements with both prospective and existing MSP partners. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature and based on trends through the fiscal year ended December 31, 2023, we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
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

Fourth Quarter Financial Highlights
Revenue
We deliver a platform of integrated solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $108.4 million and $95.8 million for the three months ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, we had approximately 25,000 customers. Additionally, as of December 31, 2023, we had 2,196 MSP partners with annualized recurring revenue, or ARR, over $50,000 on our platform, up from 1,898 as of December 31, 2022, representing an increase of approximately 16%. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 51% of our total ARR as of December 31, 2022 to approximately 56% of our total ARR as of December 31, 2023. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our net income for the three months ended December 31, 2023 and 2022 was $9.4 million and $7.0 million, respectively. The increase in net income for the three months ended December 31, 2023 was primarily due to an increase in revenue, a decrease in amortization of acquired intangibles, a decrease in general and administrative expense and an increase in other income, net, partially offset by an increase in income tax expense, an increase in research and development expense, an increase in cost of revenue, an increase in sales and marketing expense, and an increase in interest expense, net. Our Adjusted EBITDA, calculated as net income of $9.4 million and $7.0 million for the three months ended December 31, 2023 and 2022, respectively, excluding amortization of acquired intangible assets and developed technology of $1.6 million and $2.6 million, respectively, depreciation expense of $3.9 million and $3.5 million, respectively, income tax expense of $7.4 million and $3.4 million, respectively, interest expense, net of $7.7 million and $6.4 million, respectively, unrealized foreign currency gains of $(1.8) million and $(2.1) million, respectively, acquisition related costs of $(0.5) million and $(0.2) million, respectively, spin-off costs of $0.1 million and $0.3 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.9 million and $8.7 million, respectively, and restructuring costs and other of $0.5 million and $1.7 million, respectively, was $39.2 million and $31.2 million for the three months ended December 31, 2023 and 2022, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended December 31, 2023 and 2022, cash flows from operations were $31.2 million and $18.4 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.3 million and $5.3 million for the three months ended December 31, 2023 and 2022, respectively, and cash payments for income taxes of $3.9 million and $3.1 million for the three months ended December 31, 2023 and 2022, respectively.
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
Cost of Revenue
•Cost of Revenue. Cost of revenue consists of public cloud infrastructure and hosting fees, an allocation of overhead costs for our subscription revenue and maintenance services, royalty fees and technical support personnel costs. We allocate facilities, depreciation, IT and benefits costs based on headcount.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to us. Expenses relating to these services have been allocated to N‑able and are reflected in the Consolidated Financial Statements. We had total employees of 1,584 and 1,462 as of December 31, 2023 and 2022, respectively. Our stock-based compensation expense increased during the year ended December 31, 2023 as compared to the prior fiscal year primarily due to the impact of new equity awards that were granted to employees following the Separation and Distribution through December 31, 2023.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams, as well as an allocation of our facilities, depreciation, IT and benefits costs. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, marketing development funds, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization over time to drive new MSP partner adds, retain and expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
•Research and Development. Research and development expenses primarily consist of related personnel costs, including our engineering, development operations, user experience, and security operations teams, as well as an allocation of our facilities, depreciation, IT and benefits costs. We expect to continue to grow our research and development organization over time and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other acquisition-related costs, professional fees and other general corporate expenses, as well as an allocation of our facilities, depreciation, IT and benefits costs. We expect to continue to grow our general and administrative organization over time to support continued growth of our business.
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
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$412,072	97.7%	$362,609	97.5%	$49,463
Other revenue	9,808	2.3	9,160	2.5	648
Total subscription and other revenue	$421,880	100.0%	$371,769	100.0%	$50,111
Total revenue increased $50.1 million or 13.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.8% and 48.7% of total revenue for the years ended December 31, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.3% of total revenue for the years ended December 31, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
As a result of the impact of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attribute this deceleration primarily to increased churn and downgrades from existing MSP partners and slower MSP partner adds. Beginning in the third quarter of 2020, and continuing through the fourth quarter of 2023, we have seen the impact on revenue growth continue to dissipate. Please see Item 1A. Risk Factors in this Annual Report on Form 10-K for additional discussion regarding risks to our business that may result from the COVID-19 pandemic.
Subscription Revenue. Subscription revenue increased $49.5 million, or 13.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security, and remote monitoring and management solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 110% and 103% for the years ended December 31, 2023 and 2022, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue increased $0.6 million, or 7.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in professional services revenue.

Cost of Revenue

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$66,369	15.7%	$56,133	15.1%	$10,236
Amortization of acquired technologies	1,839	0.4	2,477	0.7	(638)
Total cost of revenue	$68,208	16.1%	$58,610	15.8%	$9,598
Total cost of revenue increased $9.6 million, or 16.4%, in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $6.5 million, an increase in personnel costs driven by headcount and salary increases of $0.9 million, which includes an increase in stock-based compensation expense of $0.2 million, and an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.1 million, partially offset by a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of $0.7 million and a decrease in allocated facilities and IT costs of $0.3 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$134,691	31.9%	$125,301	33.7%	$9,390
Research and development	78,180	18.5	63,484	17.1	14,696
General and administrative	69,885	16.6	71,125	19.1	(1,240)
Amortization of acquired intangibles	597	0.1	5,853	1.6	(5,256)
Total operating expenses	$283,353	67.1%	$265,763	71.5%	$17,590
Sales and Marketing. Sales and marketing expenses increased $9.4 million, or 7.5%, primarily due to an increase in personnel costs driven by headcount and salary increases of $8.0 million, which includes an increase in stock-based compensation expense of $2.0 million, an increase in marketing program costs of $1.4 million, and an increase in subscription costs of $0.8 million, partially offset by a decrease in contract services costs of $0.3 million, a decrease in restructuring costs of $0.2 million, and a decrease in allocated facilities and IT costs of $0.1 million. We expect to continue to grow our sales and marketing organization over time to drive new MSP partner adds, retain and expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
Research and Development. Research and development expenses increased $14.7 million, or 23.1%, primarily due to an increase in personnel costs driven by headcount and salary increases of $14.6 million, which includes an increase in stock-based compensation expense of $1.8 million, an increase in contract services costs of $1.1 million, an increase in subscription costs of $0.8 million, and an increase in allocated facilities and IT costs of $0.4 million, partially offset by an increase in capitalized internal-use software costs of $2.3 million and a decrease in restructuring costs of $0.1 million. We expect to continue to grow our research and development organization over time and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
General and Administrative. General and administrative expenses decreased $1.2 million, or 1.7%, primarily due a decrease in contract services costs of $1.5 million, gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $1.4 million, a decrease in costs associated with our separation from SolarWinds of $1.0 million, a decrease in director and officer liability insurance costs of $0.9 million, and a decrease in rent expense of $0.5 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $3.3 million, which includes an increase in stock-based compensation expense of $1.8 million, and an increase in bad debt expense of $0.8 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of Spinpanel.

Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $5.3 million, or 89.8%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(30,252)	(7.2)%	$(18,852)	(5.1)%	$(11,400)
Interest expense, net increased by $11.4 million, or 60.5%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates. See Note 13. Relationship with Parent and Related Entities and Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding our related party debt and Credit Agreement, respectively.
Other Income, Net

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$4,259	1.0%	$1,881	0.5%	$2,378
Other expense, net increased by $2.4 million, or 126.4%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in dividend income from our money market fund financial assets of $3.1 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.7 million related to various accounts for the period.
Income Tax Expense

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$44,326	10.5%	$30,425	8.2%	$13,901
Income tax expense	20,914	5.0	13,718	3.7	7,196
Effective tax rate	47.2%		45.1%		2.1%
Our income tax expense for the year ended December 31, 2023 increased by $7.2 million as compared to the year ended December 31, 2022. The effective tax rate increased to 47.2% for the year ended December 31, 2023 primarily due to changes in the UK statutory tax rate, changes in income before income taxes by jurisdiction, the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$362,609	97.5%	$336,845	97.2%	$25,764
Other revenue	9,160	2.5	9,611	2.8	(451)
Total subscription and other revenue	$371,769	100.0%	$346,456	100.0%	$25,313
Total revenue increased $25.3 million, or 7.3%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, driven by our data protection and security solutions. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.7% and 46.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. Revenue from the United Kingdom was approximately 10.3% and 11.1% of total revenue for the years ended December 31, 2022 and 2021, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
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
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% and 110% for the years ended December 31, 2022 and 2021, respectively, and was driven primarily by strong customer retention and expansion in our MSP products. The decline in our annual dollar-based net revenue retention rate for the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to adverse movements in foreign currency exchange rates.
Other Revenue. Other revenue decreased $0.5 million, or 4.7%, for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to decreases in sales of our perpetual licenses and the related maintenance agreements. As of the three months ended March 31, 2020, we have discontinued perpetual license upgrades.
Cost of Revenue

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$56,133	15.1%	$46,677	13.5%	$9,456
Amortization of acquired technologies	2,477	0.7	5,755	1.7	(3,278)
Total cost of revenue	$58,610	15.8%	$52,432	15.1%	$6,178
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
General and Administrative. General and administrative expenses decreased $9.5 million, or 11.7%, due to a decrease of $17.0 million in costs associated with our separation from SolarWinds, partially offset by a $2.9 million increase in personnel costs driven by headcount and salary increases, which includes an increase of $2.5 million in stock-based compensation expense, an increase of $1.3 million in depreciation of leasehold improvements, computers, furniture and equipment to support our domestic and international office locations, an increase in director and officer liability insurance costs of $1.1 million as a result of becoming a standalone company upon the Separation and Distribution, an increase in restructuring-related costs of $1.0 million, an increase in contract services costs of $0.9 million, and an increase in acquisition-related costs of $0.2 million and net gains on contingent consideration of $0.1 million related to the July 1, 2022 acquisition of Spinpanel. We increased our worldwide general and administrative employee headcount in connection with the Separation and Distribution.
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

Interest expense, net decreased by $1.6 million, or 7.9%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to repayment of borrowings under our long-term related party debt and the impact of lower interest rates under the Credit Agreement compared to our long-term related party debt. See Note 13. Relationship with Parent and Related Entities and Note 9. Debt in the Notes to Consolidated Financial Statements for further details regarding our related party debt.
Other Income (Expense), Net

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other Income (expense), net	$1,881	0.5%	$(1,266)	(0.4)%	$3,147
Other (expense), net increased by $3.1 million, or 248.6%, for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the impact of changes in foreign currency exchange rates related to various accounts for the period and dividend income from our money market fund financial assets.
Income Tax Expense

	Year Ended December 31,
	2022		2021
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$30,425	8.2%	$11,592	3.3%	$18,833
Income tax expense	13,718	3.7	11,479	3.3	2,239
Effective tax rate	45.1%		99.0%		(53.9)%
Our income tax expense for the year ended December 31, 2022 decreased by $2.2 million as compared to the year ended December 31, 2021. The effective tax rate decreased to 45.1% for the year ended December 31, 2022 primarily due to changes in income before income taxes by jurisdiction, offset by the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation and costs associated with the Separation and Distribution. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except margin data)
GAAP operating income	$70,319	$47,396	$33,330
Stock-based compensation expense and related employer-paid payroll taxes	45,093	37,658	30,092
Amortization of acquired technologies	1,839	2,477	5,755
Amortization of acquired intangibles	597	5,854	13,482
Acquisition related costs	(1,096)	289	(87)
Spin-off costs	735	1,616	15,653
Restructuring costs and other	2,113	2,662	422
Non-GAAP operating income	$119,600	$97,952	$98,647
GAAP operating margin	16.7%	12.7%	9.6%
Non-GAAP operating margin	28.3%	26.3%	28.5%

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

	Year Ended December 31,
	2023	2022	2021

	(in thousands, except margin data)
Net income	$23,412	$16,707	$113
Amortization	6,396	11,191	20,384
Depreciation	15,227	13,249	13,385
Income tax expense	20,914	13,718	11,479
Interest expense, net	30,252	18,852	20,472
Unrealized foreign currency losses (gains)	358	(1,246)	1,433
Acquisition related costs	(1,096)	289	(87)
Spin-off costs	735	1,616	15,653
Stock-based compensation expense and related employer-paid payroll taxes	45,093	37,658	30,092
Restructuring costs and other	2,113	2,662	422
Adjusted EBITDA	$143,404	$114,696	$113,346
Adjusted EBITDA margin	34.0%	30.9%	32.7%
Liquidity and Capital Resources
Cash and cash equivalents were $153.0 million as of December 31, 2023. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $146.1 million of cash and cash equivalents, of which 76.2%, 15.3% and 2.8% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $335.0 million and $337.0 million as of December 31, 2023 and 2022, respectively, net of debt issuance costs of $7.1 million and $8.6 million, respectively. In addition to our total borrowings, we are also committed to cash interest payments of approximately $129.7 million over the term of the Credit Agreement, based upon an interest rate as of December 31, 2023 of 8.40%. See Note 9. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In addition to committed payments related to the Credit Agreement, we are also committed to purchase obligations of $71.0 million through the fiscal year ended December 31, 2027 and remaining operating lease liabilities of $39.5 million through the fiscal year ended December 31, 2032. Purchase obligations represent outstanding purchase orders for items including public cloud infrastructure and hosting fees, royalty fees, marketing activities, software license and support fees, and accounting and legal fees. On October 4, 2023, we entered into a non-cancellable royalty agreement for third-party cloud-based platform and hosting services, with an effective date of September 1, 2023. Our total commitment under this agreement is $39.0 million, with royalty fees of $35.8 million payable over the next 2.7 years as of December 31, 2023. See Note 6. Leases in the Notes to Consolidated Financial Statements for further details regarding our operating leases.
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
During the year ended December 31, 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of December 31, 2023 and 2022, respectively, due to the termination of the Transition Services Agreement during the year ended December 31, 2022. See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding amounts due to or from affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Net cash provided by operating activities	$90,089	$71,413
Net cash used in investing activities	(22,336)	(30,209)
Net cash used in financing activities	(15,173)	(10,402)
Effect of exchange rate changes on cash and cash equivalents	1,621	1,309
Net increase (decrease) in cash and cash equivalents	$54,201	$32,111
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
For the year ended December 31, 2023 as compared to the year ended December 31, 2022, the increase in cash provided by operating activities was primarily due to an increase in accrued liabilities and other, an increase in income taxes payable, an increase in accounts payable, the elimination of due to and from affiliates, and a decrease in income taxes receivable, partially offset by an increase in prepaid expenses and other assets, an increase in accounts receivable, an increase in other long-term assets, an increase in deferred revenue, and a decrease in other long-term liabilities. The net cash inflow of $2.1 million and net cash outflow of $3.8 million resulting from the changes in our operating assets and liabilities for the years ended December 31, 2023 and 2022, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in acquisitions, net of cash acquired, partially offset by increases in capital expenditures and capitalized research and development costs.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments, and repayments of borrowings from the Credit Agreement

Net cash used in financing activities increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in payments of tax withholding obligations related to restricted stock, an increase in deferred acquisition payments, and a decrease in proceeds from exercises of stock options, partially offset by proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
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
On October 1, 2023, we performed the annual qualitative assessment for our reporting unit. For the annual impairment analysis, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2023, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit as of the annual impairment analysis date. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value and therefore performing the next step of the impairment test was unnecessary.

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
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. For the period ended July 19, 2021, income taxes as presented in the financial statements of N-able attribute current and deferred income taxes of SolarWinds to stand-alone financial statements of N-able in a manner that is systematic, rational and consistent with the asset and liability method prescribed by Financial Accounting Standards Board (“FASB”) ASC Topic 740: Income Taxes (“ASC 740”). Accordingly, the income tax provision of N-able for the period was prepared following the separate return method. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. For the period beginning July 20, 2021, the income tax provision was computed on a post-Separation and Distribution basis following the authoritative guidance reflected in ASC 740.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2023, we recorded a valuation allowance of $4.9 million in the U.S. As of December 31, 2022, we recorded a valuation allowance of $2.0 million in the U.S. and $1.6 million outside the U.S., respectively. If, based upon the weight of all available evidence, it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the deferred tax assets.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $153.0 million and $98.8 million as of December 31, 2023 and 2022, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $335.0 million and $337.0 million as of December 31, 2023 and 2022, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.

On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate until August 31, 2023, at which point it transitioned to a SOFR-based rate.
As of December 31, 2023 and 2022, the annual weighted-average interest rate on borrowings was 8.40% and 7.73%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million and $3.5 million as of December 31, 2023 and 2022, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding as of December 31, 2023 and 2022 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of December 31, 2023 and 2022, respectively.
See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
See Note 9. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison for the years ended December 31, 2023, 2022 and 2021 for further details on the current and expected continued impact of interest rates on borrowings under the Credit Agreement.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, Europe and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response to, the Russia-Ukraine conflict or escalating conflicts in the Middle East. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling monthly, annual, and multi-year subscriptions in multiple currencies, accounts receivable, and other intercompany transactions.
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
Emerging Growth Company
We historically qualified as an “emerging growth company” (“EGC”) as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act allows EGCs to delay the adoption of new or revised accounting standards until such time as those standards apply to private companies. For so long as we qualified as an EGC, we utilized these transition periods, which may make it difficult to compare our financial statements for applicable periods to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
Based on the market value of our common stock held by non-affiliates as of June 30, 2023 (the last business day of the most recently completed second fiscal quarter), we ceased to qualify as an EGC as of the end of the fiscal year ending December 31, 2023. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we are no longer able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-40 hereof.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in “Internal Control— Integrated Framework” issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.
ITEM 9B. OTHER INFORMATION
Other than as set forth below, during the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
During the three months ended December 31, 2023, one of the Company’s officers adopted the stock trading plan described below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration of Trading Arrangement[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement

Kathleen Pai EVP, Chief People Officer	Rule 10b5-1 Trading Arrangement	November 22, 2023	Until August 1, 2024	18,399
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
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2024 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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

10.7
Amendment No. 1, dated as of June 26, 2023, to the Credit Agreement among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2024).

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

10.11^
Employment Agreement, dated as of July 19, 2021, by and between N-able Technologies, Inc. and Kathleen Pai (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

10.12	Form of Indemnification Agreement of N-able, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.13^#
N-able, Inc. 2021 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).

10.14^#	N-able, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on July 17, 2021).
10.14^	N-able, Inc. Bonus Plan (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).
10.15
Purchase Agreement, dated July 11, 2021, by and among N-able, Inc., N-able International Holdings II, LLC and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2021).

21.1*	Subsidiaries of N-able, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	N-able, Inc. Recovery of Erroneously Awarded Incentive Compensation Policy
101*	Interactive Data Files (formatted as Inline XBRL)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Title
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.1 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
^	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of N-able participates.
ITEM 16. FORM 10–K SUMMARY
None.

N-able, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	February 29, 2024	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pagliuca	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
John Pagliuca

/s/ Tim O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Tim O’Brien

/s/ William Bock	Chairperson and Director	February 29, 2024
William Bock

/s/ Michael Bingle	Director	February 29, 2024
Michael Bingle

/s/ Ann Johnson	Director	February 29, 2024
Ann Johnson

/s/ Darryl Lewis	Director	February 29, 2024
Darryl Lewis

/s/ Cam McMartin	Director	February 29, 2024
Cam McMartin

/s/ Michael Widmann	Director	February 29, 2024
Michael Widmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of N-able, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index for each of the three years in the period ended December 31, 2023 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Subscription Revenue

As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $412.1 million for the year ended December 31, 2023. The Company primarily derives subscription revenue from the sale of subscriptions to their SaaS solutions and their subscription-based term licenses. Subscription revenue for SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the managed service provider (MSP) partner or when the Company has the right to invoice for services performed. The Company’s MSP partners do not have the right to take possession of the software for their SaaS solutions. Revenue from the license performance obligation of subscription-based term licenses is recognized at a point in time upon delivery of the access to the licenses and the revenue from the performance obligation related to the technical support and unspecified software upgrades of their subscription-based term licenses is recognized ratably over the contract period. The Company generally invoices subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.

The principal consideration for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription revenue. These procedures also included, among others, testing the completeness, accuracy, and occurrence of revenue recognized for a sample of subscription revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, sales quotes, invoices, delivery documents, usage details and cash receipts.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 29, 2024
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$153,048	$98,847
Accounts receivable, net of allowances of $1,171 and $1,330 as of December 31, 2023 and 2022, respectively	40,013	34,798
Income tax receivable	8,001	7,814
Prepaid and other current assets	23,729	12,697
Total current assets	224,791	154,156
Property and equipment, net	36,838	37,404
Operating lease right-of-use assets	32,067	31,752
Deferred taxes	1,087	795
Goodwill	838,497	828,795
Intangible assets, net	6,717	8,873
Other assets, net	22,794	17,082
Total assets	$1,162,791	$1,078,857
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,239	$3,544
Accrued liabilities and other	49,366	35,630
Current operating lease liabilities	6,443	5,771
Income taxes payable	4,523	1,629
Current portion of deferred revenue	12,646	11,740
Current debt obligation	3,500	3,500
Total current liabilities	81,717	61,814

Long-term liabilities:
Deferred revenue, net of current portion	167	387
Non-current deferred taxes	1,820	2,783
Non-current operating lease liabilities	33,064	33,110
Long-term debt, net of current portion	331,509	333,488
Other long-term liabilities	3,154	5,204
Total liabilities	451,431	436,786

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 183,220,689 and 180,849,537 shares issued and outstanding as of December 31, 2023 and 2022, respectively	183	181
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	666,522	632,871
Accumulated other comprehensive income (loss)	4,409	(7,815)
Retained earnings	40,246	16,834
Total stockholders' equity	711,360	642,071
Total liabilities and stockholders' equity	$1,162,791	$1,078,857
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription and other revenue	$421,880	$371,769	$346,456
Cost of revenue:
Cost of revenue	66,369	56,133	46,677
Amortization of acquired technologies	1,839	2,477	5,755
Total cost of revenue	68,208	58,610	52,432
Gross profit	353,672	313,159	294,024
Operating expenses:
Sales and marketing	134,691	125,301	112,678
Research and development	78,180	63,484	53,959
General and administrative	69,885	71,125	80,575
Amortization of acquired intangibles	597	5,853	13,482
Total operating expenses	283,353	265,763	260,694
Operating income	70,319	47,396	33,330
Other expense:
Interest expense, net	(30,252)	(18,852)	(20,472)
Other income (expense), net	4,259	1,881	(1,266)
Total other expense, net	(25,993)	(16,971)	(21,738)
Income before income taxes	44,326	30,425	11,592
Income tax expense	20,914	13,718	11,479
Net income	$23,412	$16,707	$113
Net income per share:
Basic earnings per share	$0.13	$0.09	$0.00
Diluted earnings per share	$0.13	$0.09	$0.00
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	182,371	180,136	167,460
Shares used in computation of diluted earnings per share	185,980	181,297	168,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$23,412	$16,707	$113
Other comprehensive income (loss):
Foreign currency translation adjustment	12,224	(22,868)	(33,938)
Other comprehensive income (loss)	12,224	(22,868)	(33,938)
Comprehensive income (loss)	$35,636	$(6,161)	$(33,825)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Parent Company Net Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2020	—	$—	$582,206	$—	$48,991	$—	$631,197
Net loss	—	—	(14)	—	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	(13,912)	—	(13,912)
Stock-based compensation	—	—	9,023	—	—	—	9,023
Net transfers from Parent	—	—	10,783	—	—	—	10,783
Proceeds from Private Placement shares, net of issuance costs	20,623	21	216,000	(21)	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)	—	—	—	(216,000)
Net transfers to Parent	—	—	(18,161)	—	—	—	(18,161)
Consummation of Separation transaction	158,020	158	(583,837)	583,858	—	—	179
Balance as of July 19, 2021	178,643	$179	$—	$583,837	$35,079	$—	$619,095
Adjustments for consummation of Separation transaction	—	—	—	863	—	—	863
Foreign currency translation adjustment	—	—	—	—	(20,026)	—	(20,026)
Net income	—	—	—	—	—	127	127
Exercise of stock options	39	—	—	23	—	—	23
Restricted stock units issued, net of shares withheld for taxes	356	—	—	(2,209)	—	—	(2,209)
Issuance of stock	11	—	—	—	—	—	—
Stock-based compensation	—	—	—	20,482	—	—	20,482
Balance as of December 31, 2021	179,049	$179	$—	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	—	16,707	16,707
Foreign currency translation adjustment	—	—	—	—	(22,868)	—	(22,868)
Exercise of stock options	42	—	—	108	—	—	108
Restricted stock units issued, net of shares withheld for taxes	1,556	2	—	(8,325)	—	—	(8,323)
Issuance of stock	61	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	142	—	—	1,315	—	—	1,315
Stock-based compensation	—	—	—	36,777	—	—	36,777
Balance as of December 31, 2022	180,850	$181	$—	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	—	23,412	23,412
Foreign currency translation adjustment	—	—	—	—	12,224	—	12,224
Exercise of stock options	50	—	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	2,124	2	—	(11,976)	—	—	(11,974)
Issuance of stock	3	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	—	1,681	—	—	1,681
Stock-based compensation	—	—	—	43,874	—	—	43,874
Balance as of December 31, 2023	183,221	$183	$—	$666,522	$4,409	$40,246	$711,360

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$23,412	$16,707	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,623	24,440	33,771
(Benefit from) provision for doubtful accounts	(159)	(323)	2,153
Stock-based compensation expense	43,570	36,527	29,430
Amortization of debt issuance costs	1,601	1,623	732
Loss on lease modification	—	—	271
Deferred taxes	330	(1,423)	(1,913)
Operating lease right-of-use assets, net	(1,550)	(1,168)	(741)
Loss (gain) on foreign currency exchange rates	358	(1,246)	1,433
Gain on contingent consideration	(1,443)	(83)	—
Other non-cash expenses	220	148	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(7,060)	(3,432)	(5,567)
Income taxes receivable	(174)	(567)	(5,999)
Prepaid expenses and other assets	(10,823)	283	(10,673)
Accounts payable	1,833	(1,624)	(455)
Due to and from affiliates	—	(402)	(8,302)
Accrued liabilities and other	16,065	3,003	11,923
Accrued related party interest payable	—	—	(2,477)
Income taxes payable	2,966	(3,188)	158
Deferred revenue	684	1,358	1,253
Other long-term assets	(1,274)	780	231
Other long-term liabilities	(90)	—	—
Net cash provided by operating activities	90,089	71,413	45,341
Cash flows from investing activities
Purchases of property and equipment	(13,780)	(12,834)	(30,664)
Purchases of intangible assets	(8,556)	(8,176)	(4,169)
Acquisitions, net of cash acquired	—	(9,199)	—
Net cash used in investing activities	(22,336)	(30,209)	(34,833)
Cash flows from financing activities
Proceeds from Private Placement, net of $9,000 of issuance costs	—	—	216,000
Distribution of net proceeds from Private Placement to Parent	—	—	(216,000)
Payments of tax withholding obligations related to restricted stock units	(11,976)	(8,325)	(2,230)
Exercise of stock options	72	108	23
Proceeds from issuance of common stock under employee stock purchase plan	1,681	1,315	—
Proceeds from Credit Agreement	—	—	350,000
Repayments of borrowings due to affiliates	—	—	(372,650)
Deferred acquisition payments	(1,450)	—	—

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Repayments of borrowings from Credit Agreement	(3,500)	(3,500)	(875)
Net transfers to Parent	—	—	(6,515)
Payment for debt issuance costs	—	—	(10,075)
Net cash used in financing activities	(15,173)	(10,402)	(42,322)
Effect of exchange rate changes on cash and cash equivalents	1,621	1,309	(1,240)
Net increase (decrease) in cash and cash equivalents	54,201	32,111	(33,054)
Cash and cash equivalents
Beginning of period	98,847	66,736	99,790
End of period	$153,048	$98,847	$66,736

Supplemental disclosure of cash flow information
Cash paid for interest	$28,437	$15,570	$20,387
Cash paid for income taxes	$14,934	$16,303	$19,029

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(378)	$(728)	$1,138
Right-of-use assets obtained in exchange for operating lease liabilities	$5,123	$967	$31,079

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
Emerging Growth Company
We historically qualified as an EGC under Section 102(b)(1) of the JOBS Act, which exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. N-able historically elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, N-able, as an emerging growth company, could adopt the new or revised standard at the time private companies adopted the new or revised standard.
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
This may make comparison of N-able’s historical financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has not opted out of using the extended transition period, difficult because of the potential differences in accounting standards used.
Based on the market value of our common stock held by non-affiliates as of June 30, 2023 (the last business day of the most recently completed second fiscal quarter), we ceased to qualify as an EGC as of the end of the fiscal year ending December 31, 2023. As a result, we are no longer able to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, we are no longer able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies
Segment Information
Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the company’s chief operating decision‑maker in deciding how to allocate resources and in assessing performance. N-able currently operates in one reportable business segment.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The impact from the rapidly changing market and economic conditions due to the coronavirus disease 2019 (“COVID-19”) pandemic on our business, results of operations and financial condition is uncertain. We have made estimates of the impact of the COVID-19 pandemic within our financial statements as of and for the years ended December 31, 2023 and 2022 which did not result in material adjustments. The estimates assessed included, but were not limited to, allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition and may change in future periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, long-lived assets and contingent consideration;
•revenue recognition;
•income taxes; and
•management’s assessment of allocations of expenses prior to the Separation and Distribution.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within total Parent company net investment prior to the Separation and Distribution and within

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

stockholders' equity following the Separation and Distribution. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense), net in our Consolidated Statements of Operations. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. The foreign currency transactional and re-measurement exchange gains and (losses) were $0.9 million, $2.2 million, and $(1.8) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash and Cash Equivalents
All cash and cash equivalents included in the Consolidated Financial Statements are legally owned by N-able legal entities. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, we have money market fund financial assets of $98.6 million and $48.4 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 7. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In October 2023, we performed a qualitative, “Step 0,” assessment for our single reporting unit. For “Step 0,” we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2023, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of the Business as of the annual impairment date. As such, we determined there were no indicators of impairment and that it is more likely than not that the fair value of a reporting unit is greater than its carrying value and therefore performing the next step of impairment test was unnecessary.
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
Long-Lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our finite-lived intangible assets are primarily related to assets acquired at the take private transaction of SolarWinds and subsequent business combinations. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. For the years ended December 31, 2023 and 2022, there were no indicators that our long-lived assets were impaired.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. Our related party debt with SolarWinds Holdings, Inc. prior to the Separation was not carried at fair value. See Note 13. Relationship with Parent and Related Entities for further details regarding our related party debt. See Note 7. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions for software-as-a-service (“SaaS”) offerings as well as subscription-based term licenses and from the sale of maintenance services associated with our perpetual license products and have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was $1.2 million, $1.3 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The $3.1 million of cash paid on the acquisition date and $1.0 million of product delivery fees is deemed to be the total value of technology ready for its intended use as of the acquisition date and will be amortized over an estimated useful life of three years, beginning on the acquisition date. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. The remaining contingent consideration liabilities of $1.0 million are included in “accrued liabilities and other” in our Consolidated Balance Sheets as of December 31, 2023, and will be re-evaluated at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the years ended December 31, 2023 and 2022, respectively. See Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.
We had $18.3 million and $13.7 million of net internal-use software costs capitalized as of December 31, 2023 and 2022, respectively. Amortization expense of internal-use software costs was $3.4 million, $2.5 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Debt Issuance Costs
Debt issuance costs for our secured credit facilities are presented as a deduction from the corresponding debt liability on our Consolidated Balance Sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our Consolidated Statements of Operations. Amortization of debt issuance costs included in interest expense was $1.6 million, $1.6 million, and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 9. Debt for discussion of our secured credit facilities.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
SaaS solutions	Over the subscription term, once the service is made available to the MSP partner (over time)
Subscription-based term and perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Technical support and unspecified software upgrades	Ratably over the contract period (over time)

Our revenue consists of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Subscription revenue	$412,072	$362,609	$336,845
Other revenue	9,808	9,160	9,611
Total subscription and other revenue	$421,880	$371,769	$346,456

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

accounted for as a single distinct performance obligation. We recognize maintenance revenue ratably on a daily basis over the contract period.
During the years ended December 31, 2023, 2022 and 2021, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue recognized at a point in time	$56,359	$59,970	$62,204
Revenue recognized over time	365,521	311,799	284,252
Total revenue recognized	$421,880	$371,769	$346,456
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
Details of our total deferred revenue balance was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2021	$10,898
Deferred revenue recognized	(19,922)
Additional amounts deferred	21,151
Balance as of December 31, 2022	$12,127
Deferred revenue recognized	(21,438)
Additional amounts deferred	22,124
Balance as of December 31, 2023	$12,813

Remaining Performance Obligations
We expect to recognize revenue related to the following remaining performance obligations as of December 31, 2023:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$21,055	$17,316	$3,738	$1

Cost of Revenue
Cost of Revenue. Cost of revenue consists of public cloud infrastructure and hosting fees, an allocation of overhead costs for our subscription revenue and maintenance services, royalty fees and technical support personnel costs. We allocate facilities, depreciation, IT and benefits costs based on headcount
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue was $1.8 million, $2.5 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”). Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our Consolidated Statements of Operations.
Advertising expense was as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Advertising expense	$17,311	$19,560	$18,534

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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the periods ended December 31, 2023 and 2022, respectively. See Note 6. Leases for additional information regarding our lease arrangements.
Income Taxes
We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. For the period ended July 19, 2021, income taxes as presented in the Consolidated Financial Statements attribute current and deferred income taxes of SolarWinds to the stand-alone financial statements of N-able in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the income tax provision of N-able was prepared following the separate return method for the period. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were a separate taxpayer and a stand-alone enterprise. The calculation of our income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a result, actual transactions included in the Consolidated Financial Statements of SolarWinds may not be included in the separate financial statements of N‑able. Similarly, the tax treatment of certain items reflected in the financial statements of N-able may not be reflected in the Consolidated Financial Statements and tax returns of SolarWinds. Therefore, items such as net operating losses, credit carryforwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in SolarWinds’ Consolidated Financial Statements. As such, the income taxes of N-able as

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

presented in the Consolidated Financial Statements may not be indicative of the income taxes that N-able will report in the future. Certain operations of N-able have historically been included in a combined or consolidated return with other SolarWinds entities. Current obligations for taxes in certain jurisdictions, where N-able files a combined or consolidated tax return with SolarWinds, are deemed settled with SolarWinds for purposes of the Consolidated Financial Statements. Current obligations for tax in jurisdictions where N-able does not file a combined or consolidated return with SolarWinds, including certain foreign jurisdictions, are recorded within the income tax receivable or income taxes payable on the Consolidated Balance Sheets.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted. As a result, income tax attributable to previously undistributed earnings of N-able international subsidiaries was recognized in 2017 and 2018. This liability, which SolarWinds elected to pay over time, remains with SolarWinds and is not reflected in the financial statements of N-able.
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the years ended December 31, 2023, 2022 and 2021, no distributor, reseller or direct customer represented a significant concentration of our revenue.
At December 31, 2023 and 2022, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2021	$15,053	$15,053
Other comprehensive loss before reclassification	(22,868)	(22,868)
Net current period other comprehensive loss	(22,868)	(22,868)
Balance as of December 31, 2022	(7,815)	(7,815)
Other comprehensive income before reclassification	12,224	12,224
Net current period other comprehensive income	12,224	12,224
Balance as of December 31, 2023	$4,409	$4,409
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
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. No stock option awards were granted during the year ended December 31, 2023. See Note 10. Stock-Based Compensation and Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the years ended December 31, 2023 and 2022 as a result of the Conversion.
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
Net Income Per Share
We calculate basic and diluted net income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We compute basic net income per share available to common stockholders by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. We compute diluted net income per share similarly to basic net income per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. Refer to Note 11. Earnings Per Share for additional information regarding the computation of net income per share.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements for the year ended December 31, 2023.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. During the three months ended September 30, 2023, the effective interest rate on outstanding debt under our credit agreement with JPMorgan Chase, Bank, N.A. (the “Credit Agreement”) transitioned from a LIBOR-based rate to a Secured Overnight Financing Rate (“SOFR”)-based rate. The transition did not have a material impact on our consolidated financial statements for the year ended December 31, 2023, and no remaining contracts, hedging relationships, or other transactions reference LIBOR as of December 31, 2023. See Note 9. Debt for further details regarding the Credit Agreement.
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
During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. See Note 4. Goodwill and Intangible Assets for further details regarding changes in goodwill during the year ended December 31, 2023. The measurement period concluded as of June 30, 2023.

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
Notes to Consolidated Financial Statements (Continued)

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

The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the years ended December 31, 2023 and 2022. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $5.1 million as of December 31, 2022, and $3.7 million as of December 31, 2023, resulting in the recognition of a gain of $1.4 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively. The current portion of the contingent consideration of $0.8 million is included in “accrued liabilities and other” and the non-current portion of $2.9 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2023. See Note 7. Fair Value Measurements, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.

4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2023 and 2022:

(in thousands)
Balance as of December 31, 2021	$840,923
Acquisitions	8,726
Foreign currency translation	(20,854)
Balance as of December 31, 2022	828,795
Acquisitions	(1,550)
Foreign currency translation	11,252
Balance as of December 31, 2023	$838,497

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Intangible Assets
Intangible assets consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$30,441	$(23,766)	$6,675	$30,054	$(21,803)	$8,251
Customer relationships	92,134	(92,092)	42	92,662	(92,040)	622
Trademarks	713	(713)	—	713	(713)	—
Total intangible assets	$123,288	$(116,571)	$6,717	$123,429	$(114,556)	$8,873
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Intangible asset amortization expense	$2,436	$8,330	$19,065
As of December 31, 2023, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2024	$1,930
2025	1,916
2026	1,902
2027	961
2028	8
Total amortization expense	$6,717
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.
5. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2023	2022

	(in thousands)
Servers, equipment and computers	$52,774	$38,669
Furniture and fixtures	6,658	6,386
Software	885	885
Leasehold improvements	22,948	21,450
	$83,265	$67,390
Less: Accumulated depreciation and amortization	(46,427)	(29,986)
Property and equipment, net	$36,838	$37,404

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Depreciation and amortization	$15,228	$13,249	$12,226
6. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 8.4 years.
The components of operating lease costs for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022

	(in thousands)
Operating lease costs	$6,804	$6,888
Variable lease costs(1)	1,120	1,293
Short-term lease costs	221	299
Sublease income received	(488)	—
Total lease costs	$7,657	$8,480
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.
Maturities of our operating lease liabilities as of December 31, 2023 were as follows:

December 31, 2023
(in thousands)
2024	$8,119
2025	6,764
2026	6,735
2027	5,665
2028	5,365
Thereafter	13,438
Total minimum lease payments	46,086
Less: imputed interest	(6,579)
Present value of operating lease liabilities	$39,507
As of December 31, 2023, the weighted-average remaining lease term of our operating leases was 6.9 years and the weighted-average discount rate used in the calculation of our lease liabilities was 4.7%.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of December 31, 2023 and 2022. See Note 3. Acquisitions, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the year ended December 31, 2023.

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$98,560	$—	$—	$98,560
Liabilities:
Contingent consideration	$—	$—	$3,650	$3,650

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$48,389	$—	$—	$48,389
Liabilities:
Contingent consideration	$—	$—	$5,090	$5,090
As of December 31, 2023 and 2022, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2023	2022

	(in thousands)
Payroll-related accruals	$26,788	$19,622
Value-added and other tax	8,976	1,904
Purchasing accruals	3,330	4,390
Accrued royalties	2,550	1,104
Accrued contingent consideration liability	1,800	2,746
Accrued other liabilities	5,922	5,864
Total accrued liabilities and other	$49,366	$35,630
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
The following table summarizes information relating to our outstanding debt as of December 31, 2023:

	As of December 31,
	2023
	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$342,125	8.40%
Revolving credit facility	—	—%
Total principal amount	342,125
Unamortized discount and debt issuance costs	(7,116)
Total debt, net	335,009
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$331,509

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
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate until August 31, 2023, at which point it transitioned to a SOFR-based rate.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under Credit Agreement as of December 31, 2023:

(in thousands)
2024	$3,500
2025	3,500
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$342,125
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
Equity Incentive Awards
2021 Equity Incentive Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”). It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. As of December 31, 2023, 15,049,123 shares were reserved for future grants under the 2021 Plan.
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
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2023,

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

common stock-based incentive awards of 8,709,392 shares were outstanding under the 2021 Plan, consisting of 75,835 stock options, 6,929,321 shares of restricted stock units, and 1,704,236 shares of performance stock units.
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
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $43.6 million, $36.5 million and $29.4 million, respectively, as summarized below:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Cost of revenue	$1,348	$1,146	$1,010
Sales and marketing	14,706	12,043	8,761
Research and development	8,560	6,118	4,659
General and administrative	18,956	17,220	15,000
Total stock-based compensation expense	$43,570	$36,527	$29,430

The impact to our income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Impact to income before income taxes due to stock-based compensation	$43,570	$36,527	$29,430
Income tax benefit related to stock-based compensation	1,334	872	310
Stock Option Awards
Stock option grant activity under the 2021 Plan was as follows during the year ended December 31, 2023:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances as of December 31, 2022	125,841	$0.89
Options exercised	(50,006)	1.44
Options forfeited	—	—
Options expired	—	—
Outstanding balances as of December 31, 2023	75,835	$0.53
Options exercisable as of December 31, 2023	75,835	$0.53	$965	3.3
Options vested and expected to vest as of December 31, 2023	75,835	$0.53	$965	3.3

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

No stock option awards were granted during the years ended December 31, 2023 and 2022. For stock option awards granted during the year ended December 31, 2021, we estimated the fair value at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2021

Expected dividend yield	—%
Volatility	45.5%
Risk-free rate of return	0.5%
Expected life	3.47 years
See Note 2. Summary of Significant Accounting Policies for additional information on determining the fair value of our stock-based incentive awards.
There is no unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods as of December 31, 2023.
Restricted Stock
The following table summarizes information about restricted stock activity subject to vesting under the 2021 Plan during the year ended December 31, 2023:

Number of Shares Outstanding
Unvested balances as of December 31, 2022	3,416
Restricted stock vested	(3,416)
Restricted stock repurchased - unvested shares	—
Unvested balances as of December 31, 2023	—
Restricted stock was purchased at fair market value by the employee receiving the restricted stock award and restricted common stock was issued at the date of grant. The weighted-average grant date fair market value of restricted common stock purchased was $1.52 per share. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2023 was less than $0.1 million.
Restricted stock is subject to certain restrictions, such as vesting and a repurchase right. The common stock acquired by the employee is restricted stock because vesting is conditioned upon (i) continued employment through the applicable vesting date and (ii) for employees at the level of group vice president and above, the achievement of certain financial performance targets determined by the board of directors. Pursuant to the Separation and Distribution, the restricted stock is subject to repurchase by SolarWinds in the event the stockholder ceases to be employed or engaged (as applicable) by the Company for any reason or in the event of a change of control or due to certain regulatory burdens. As a result, we have no liability for unvested shares as of December 31, 2023 and 2022, respectively.
Restricted Stock Units
The following table summarizes information about restricted stock unit activity under the 2021 Plan during the year ended December 31, 2023:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2022	5,745,906	$12.07	$59,068	1.3
Restricted stock units granted	4,055,424	10.52
Restricted stock units vested	(2,592,104)	12.23
Restricted stock units forfeited	(279,905)	11.46
Unvested balances as of December 31, 2023	6,929,321	$11.12	$91,814	1.2

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The total fair value of restricted stock units vested during the year ended December 31, 2023 was $31.4 million. The total unrecognized stock-based compensation expense related to unvested restricted stock units and subject to recognition in future periods is $63.3 million as of December 31, 2023 and we expect to recognize this expense over a weighted-average period of 2.5 years.
Performance Stock Units
The following table summarizes information about performance stock unit activity under the 2021 Plan during the year ended December 31, 2023:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2022	1,486,515	$12.03	$15,281	0.9
Performance stock units granted	954,937	10.38
Performance stock units vested	(566,137)	12.15
Performance stock units forfeited	(171,079)	11.89
Unvested balances as of December 31, 2023	1,704,236	$11.08	$22,581	0.8
The total unrecognized stock-based compensation expense related to unvested performance stock units and subject to recognition in future periods is $7.4 million as of December 31, 2023 and we expect to recognize this expense over a weighted-average period of 0.8 years.
Employee Stock Purchase Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Employee Stock Purchase Plan (the “ESPP”). We reserved a total of 2,500,000 shares of our common stock available for sale under our ESPP, and 2,164,234 shares remained available for future issuance as of December 31, 2023.
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
Stock-based compensation expense related to our ESPP plan was $0.6 million, $0.5 million, and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$23,412	$16,707	$113
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	182,371	180,136	167,460
Basic earnings per share	$0.13	$0.09	$0.00

Diluted earnings per share:
Numerator:
Net income	$23,412	$16,707	$113
Denominator:
Weighted-average shares used in computing basic earnings per share	182,371	180,136	167,460
Add dilutive impact of employee equity plans	3,609	1,161	1,207
Weighted-average shares used in computing diluted earnings per share	185,980	181,297	168,667
Diluted earnings per share	$0.13	$0.09	$0.00
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Restricted stock units	29,863	2,957	203
Total anti-dilutive shares	29,863	2,957	203
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
12. Employee Benefit Plans
401(k) Plan
Our eligible employees participate in a 401(k) matching program. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the plan was as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Employee benefit plan expense	$1,855	$1,495	$1,440

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
General Corporate Overhead
For the periods through the Separation and Distribution date of July 19, 2021, SolarWinds provided facilities, information technology services and certain corporate and administrative services to the N-able business. Expenses relating to these services have been allocated to N-able and are reflected in the Consolidated Financial Statements. Where direct assignment is not possible or practical, these costs were allocated based on headcount. The following table summarizes the components of general allocated corporate expenses for the year ended December 31, 2021:

Year Ended December 31,
2021

(in thousands)
General and administrative	$20,357
Research and development	253
Sales and marketing	297
Cost of revenue	140
Total	$21,047

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
For the periods through the Separation and Distribution date of July 19, 2021, compensation costs associated with our employees’ participation in Parent's incentive plans have been specifically identified for employees who exclusively supported our operations and were allocated to us as part of the cost allocations from Parent. Total costs charged to us related to our employees’ participation in Parent’s incentive plans were $9.3 million for the year ended December 31, 2021. In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the years ended December 31, 2023, 2022, and 2021, we recognized $1.0 million, $2.2 million, and $2.7 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the years ended December 31, 2023, 2022, and 2021, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two year initial term, and each agreement was renewed for an additional two year term during the year ended December 31, 2023. We earned $1.7 million, $1.5 million, and $0.5 million of revenue and incurred $0.2 million, $0.3 million, and $0.1 million of costs under the Software OEM Agreements during the years ended December 31, 2023, 2022, and 2021, respectively.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the years ended December 31, 2023, 2022, and 2021, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the years ended December 31, 2023, 2022, and 2021, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the years ended December 31, 2023, 2022, and 2021, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned $0.2 million, $0.1 million, and $0.1 million of revenue and incurred $0.2 million, $0.5 million, and $0.7 million of costs under the Software Cross License Agreement during the years ended December 31, 2023, 2022, and 2021, respectively.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.7 million, $0.6 million, and $0.2 million under the Sublease Agreement during the years ended December 31, 2023, 2022, and 2021, respectively.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of December 31, 2023 and 2022, respectively, due to the termination of the Transition Services Agreement during the year ended December 31, 2022.
14. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
U.S.	$(26,289)	$(22,574)	$(37,028)
International	70,615	52,999	48,620
Income before income taxes	$44,326	$30,425	$11,592
Income tax expense was composed of the following:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Current:
Federal	$—	$—	$—
State	250	10	2
International	21,152	15,661	13,324
	21,402	15,671	13,326
Deferred:
Federal	—	—	—
State	—	—	—
International	(488)	(1,953)	(1,847)
	(488)	(1,953)	(1,847)
Income tax expense	$20,914	$13,718	$11,479

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Expense derived by applying the federal statutory income tax rate to income before income taxes	$9,308	$6,389	$2,434
State taxes, net of federal benefit	250	50	(105)
Research and experimentation tax credits	—	(170)	—
Global intangible low-taxed income	(49)	3,128	—
Withholding tax	79	—	—
Transaction costs	399	488	1,999
Pre-Separation and Distribution net operating losses and other deferred tax assets	—	—	21,130
Non-deductible executive compensation	2,099	1,246	—
Valuation allowance for deferred tax assets	2,867	(827)	(15,383)
Stock-based compensation	2,569	2,856	1,258
Meals and entertainment	224	140	75
Effect of foreign operations	2,328	465	(88)
Other	840	(47)	159
	$20,914	$13,718	$11,479
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$400	$331
Accrued expenses	94	149
Net operating loss	1,939	1,892
Stock-based compensation	5,220	4,442
Interest	1,770	12
Deferred revenue	5	74
Leases	754	806
Other credits	14	7
Total deferred tax assets	10,196	7,713
Valuation allowance	(4,913)	(3,637)
Deferred tax assets, net of valuation allowance	5,283	4,076
Deferred tax liabilities:
Property and equipment	2,427	2,522
Prepaid expenses	918	474
Leases	1,064	931
Intangibles	1,607	2,137
Total deferred tax liabilities	6,016	6,064
Net deferred tax asset (liability)	$(733)	$(1,988)
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2023 and 2022, we had net operating loss carry forwards for certain state income tax purposes of approximately $3.9 million. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution combined state net operating losses remain with SolarWinds. These state net operating losses are available to offset future state taxable income and begin to expire in 2029.
As of December 31, 2023 and 2022, we had foreign net operating loss carry forwards of approximately $6.3 million. As of December 31, 2020, we had foreign net operating loss carry forwards of approximately $14.8 million, which were available to offset future foreign taxable income and began to expire in 2022. These foreign net operating loss carry forwards primarily related to the United Kingdom and Canada and were fully utilized during the year ended December 31, 2021.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2023, we recorded a valuation allowance of $4.9 million in the U.S. As of December 31, 2022, we recorded a valuation allowance of $2.0 million in the U.S. and $1.6 million outside the U.S., respectively.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we did not incur a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 and 2018 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. As of December 31, 2023, the undistributed earnings of our foreign subsidiaries of approximately $146.9 million are permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not practicable.
As of December 31, 2023, we do not have any accrued interest and penalties related to unrecognized tax benefits.
The aggregate changes in the balance of our gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Balance, beginning of year	$—	$—	$87
Increases for tax positions related to the current year	—	—	—
Decreases for tax positions related to the current year	—	—	—
Increases for tax positions related to prior years	—	—	—
Decreases for tax positions related to prior years	—	—	(87)
Settlement with taxing authorities	—	—	—
Reductions due to lapsed statute of limitations	—	—	—
Balance, end of year	$—	$—	$—
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgment that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. Oral arguments were held on February 6, 2024.
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations and acquisition related costs within our non-GAAP financial measures. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $5.1 million as of December 31, 2022, and $3.7 million as of December 31, 2023, resulting in the recognition of a gain of $1.4 million and $0.1 million during the years ended December 31, 2023 and 2022, respectively. The current portion of the contingent consideration of $0.8 million is included in “accrued liabilities and other” and the non-current portion of $2.9 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2023. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. The remaining contingent consideration liabilities of $1.0 million are included in “accrued liabilities and other” in our Consolidated Balance Sheets as of December 31, 2023, and will be re-evaluated at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the years ended December 31, 2023 and 2022, respectively. See Note 2. Summary of Significant Accounting Policies and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
16. Operating Segments and Geographic Information
We operate as a single segment. The chief operating decision-maker is considered to be our Chief Executive Officer of N-able. The chief operating decision-maker allocates resources and assesses performance of the business at the combined N-able level.
The authoritative guidance for disclosures about segments of an enterprise establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer manages the business as a multi-product business that utilizes its model to deliver software products to customers regardless of their geography or IT environment. Operating results including discrete financial information and profitability metrics are reviewed at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we considered ourselves to be in a single operating and reportable segment structure.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We based revenue by geography on the shipping address of each MSP partner. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods. The following tables set forth revenue and net long-lived assets by geographic area:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Revenue
United States, country of domicile	$205,836	$181,033	$160,833
United Kingdom	43,196	38,414	38,526
All other international	172,848	152,322	147,097
Total revenue	$421,880	$371,769	$346,456

	December 31,
	2023	2022

	(in thousands)
Long-lived assets, net
United States, country of domicile	$14,269	$17,713
Switzerland	13,705	12,629
Canada	3,032	1,169
All other international	5,832	5,893
Total long-lived assets, net	$36,838	$37,404

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charge to Expense	Charge to Other Accounts	Deductions (Write-Offs, Net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2021	$751	$3,260	$—	$(2,358)	$1,653
Year ended December 31, 2022	1,653	3,265	—	(3,588)	1,330
Year ended December 31, 2023	1,330	4,323	—	(4,482)	1,171

Tax valuation allowances:
Year ended December 31, 2021	$18,256	$—	$—	$(15,383)	$2,873
Year ended December 31, 2022	2,873	—	1,591	(827)	3,637
Year ended December 31, 2023	3,637	2,867	—	(1,591)	4,913