Form 10-Q
period 2024-03-31
N-able, Inc.
filed 2024-05-09
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 6, 2024, 184,763,424 shares of common stock, par value $0.001 per share, were outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$139,227	$153,048
Accounts receivable, net of allowances of $1,224 and $1,171 as of March 31, 2024 and December 31, 2023, respectively	39,752	40,013
Income tax receivable	10,446	8,001
Prepaid and other current assets	32,843	23,729
Total current assets	222,268	224,791
Property and equipment, net	35,414	36,838
Operating lease right-of-use assets	30,656	32,067
Deferred taxes	1,041	1,087
Goodwill	829,790	838,497
Intangible assets, net	6,136	6,717
Other assets, net	24,626	22,794
Total assets	$1,149,931	$1,162,791
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,032	$5,239
Accrued liabilities and other	36,421	49,366
Current operating lease liabilities	6,310	6,443
Income taxes payable	10,612	4,523
Current portion of deferred revenue	12,884	12,646
Current debt obligation	3,500	3,500
Total current liabilities	73,759	81,717
Long-term liabilities:
Deferred revenue, net of current portion	217	167
Non-current deferred taxes	1,775	1,820
Non-current operating lease liabilities	31,554	33,064
Long-term debt, net of current portion	331,032	331,509
Other long-term liabilities	2,532	3,154
Total liabilities	440,869	451,431
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 184,762,998 and 183,220,689 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	185	183
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	667,161	666,522
Accumulated other comprehensive loss (income)	(5,986)	4,409
Retained earnings	47,702	40,246
Total stockholders' equity	709,062	711,360
Total liabilities and stockholders' equity	$1,149,931	$1,162,791
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription and other revenue	$113,749	$99,818
Cost of revenue:
Cost of revenue	17,836	15,753
Amortization of acquired technologies	461	456
Total cost of revenue	18,297	16,209
Gross profit	95,452	83,609
Operating expenses:
Sales and marketing	35,816	32,563
Research and development	22,082	18,810
General and administrative	17,049	17,348
Amortization of acquired intangibles	14	564
Total operating expenses	74,961	69,285
Operating income	20,491	14,324
Other expense:
Interest expense, net	(7,621)	(7,200)
Other income, net	285	988
Total other expense, net	(7,336)	(6,212)
Income before income taxes	13,155	8,112
Income tax expense	5,699	4,573
Net income	$7,456	$3,539
Net income per share:
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.02
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	184,015	181,435
Shares used in computation of diluted earnings per share:	187,174	183,191
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$7,456	$3,539
Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,395)	5,703
Other comprehensive (loss) income	(10,395)	5,703
Comprehensive (loss) income	$(2,939)	$9,242
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	7,456	7,456
Foreign currency translation adjustment	—	—	—	(10,395)	—	(10,395)
Restricted stock units issued, net of shares withheld for taxes	1,438	2	(12,241)	—	—	(12,239)
Issuance of stock under employee stock purchase plan	105	—	1,200	—	—	1,200
Stock-based compensation	—	—	11,680	—	—	11,680
Balance as of March 31, 2024	184,763	$185	$667,161	$(5,986)	$47,702	$709,062

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	3,539	3,539
Foreign currency translation adjustment	—	—	—	5,703	—	5,703
Exercise of stock options	26	—	21	—	—	21
Restricted stock units issued, net of shares withheld for taxes	1,069	1	(5,838)	—	—	(5,837)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	88	—	771	$—	—	771
Stock-based compensation	—	—	9,927	—	—	9,927
Balance as of March 31, 2023	182,036	$182	$637,752	$(2,112)	$20,373	$656,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$7,456	$3,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,819	5,667
Provision for (benefit from) doubtful accounts	53	(91)
Stock-based compensation expense	11,547	9,850
Deferred taxes	(6)	8
Amortization of debt issuance costs	399	394
Operating lease right-of-use assets, net	(46)	(110)
Loss on foreign currency exchange rates	796	25
(Gain) loss on contingent consideration	(1,407)	240
Other non-cash expenses	84	31
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(121)	(1,393)
Income tax receivable	(2,462)	(5,816)
Prepaid expenses and other assets	(8,981)	(2,181)
Accounts payable	(1,389)	(270)
Accrued liabilities and other	(11,705)	(3,837)
Income taxes payable	6,005	5,297
Deferred revenue	289	509
Other long-term assets	(1,920)	(1,275)
Other long-term liabilities	(227)	44
Net cash provided by operating activities	4,184	10,631
Cash flows from investing activities
Purchases of property and equipment	(3,438)	(3,404)
Purchases of intangible assets	(1,689)	(2,211)
Net cash used in investing activities	(5,127)	(5,615)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(12,241)	(5,838)
Exercise of stock options	—	21
Proceeds from issuance of common stock under employee stock purchase plan	1,200	771
Repayments of borrowings from Credit Agreement	(875)	(875)
Net cash used in financing activities	(11,916)	(5,921)
Effect of exchange rate changes on cash and cash equivalents	(962)	138
Net decrease in cash and cash equivalents	(13,821)	(767)
Cash and cash equivalents
Beginning of period	153,048	98,847
End of period	$139,227	$98,080
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,270	$6,689
Cash paid for income taxes	$1,779	$4,665
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$179	$(163)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries is a leading global provider of cloud-based software solutions for MSPs, enabling them to support digital transformation and growth for small and medium-sized enterprises (“SMEs”), which we define as those enterprises having fewer than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage, and protect their end-customer systems, data, and networks. Our growing portfolio of security, automation, and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023, referred to as our “2023 Annual Report.”
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
•revenue recognition; and
•income taxes.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. During the three months ended September 30, 2023, the effective interest rate on outstanding debt under our credit agreement with JPMorgan Chase, Bank, N.A. (the “Credit Agreement”) transitioned from a LIBOR-based rate to a Secured Overnight Financing Rate (“SOFR”)-based rate. The transition did not have a material impact on our consolidated financial statements, and no remaining contracts, hedging relationships, or other transactions reference LIBOR as of September 30, 2023. See Note 8. Debt for further details regarding the Credit Agreement
Money Market Fund Financial Assets
As of March 31, 2024 and December 31, 2023, we have money market fund financial assets of $99.4 million and $98.6 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2023	$4,409	$4,409
Other comprehensive loss before reclassification	(10,395)	(10,395)
Net current period other comprehensive loss	(10,395)	(10,395)
Balance as of March 31, 2024	$(5,986)	$(5,986)
Revenue
Our revenue consists of the following:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Subscription revenue	$111,517	$97,442
Other revenue	2,232	2,376
Total subscription and other revenue	$113,749	$99,818
During the three month periods ended March 31, 2024 and 2023, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Revenue recognized at a point in time	$16,688	$15,279
Revenue recognized over time	97,061	84,539
Total revenue recognized	$113,749	$99,818

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
The following table reflects the changes in our total deferred revenue balance for the three months ended March 31, 2024:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(5,496)
Additional amounts deferred	5,784
Balance as of March 31, 2024	$13,101
We expect to recognize revenue related to remaining performance obligations as of March 31, 2024, as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$85,523	$51,221	$34,301	$1

Cost of Revenue
Amortization of Acquired Technologies. During the three month periods ended March 31, 2024 and 2023, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Amortization of acquired technologies	$461	$456

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three months ended March 31, 2024 and 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million, $5.3 million, $3.7 million and $2.2 million as of December 31, 2022, March 31, 2023, December 31, 2023 and March 31, 2024, respectively, resulting in the recognition of a gain of $1.4 million and a loss of $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The current portion of the contingent consideration of less than $0.1 million is included in “accrued liabilities and other” and the non-current portion of $2.2 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of March 31, 2024. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2024:

(in thousands)
Balance as of December 31, 2023	$838,497
Foreign currency translation	(8,707)
Balance as of March 31, 2024	$829,790
5. Relationship with Parent and Related Entities
On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the “Separation”). On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the “Distribution”) of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021. As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “NABL” on the New York Stock Exchange.
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended March 31, 2024 and 2023, we recognized $0.1 million and $0.3 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
Agreements with SolarWinds
In connection with the completion of the Separation and Distribution on July 19, 2021, we entered into several agreements with SolarWinds that, among other things, provide a framework for our relationship with SolarWinds after the Separation and Distribution. The following summarizes some of the most significant agreements and relationships with SolarWinds.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three months ended March 31, 2024 and 2023, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two year term, and each agreement was renewed for an additional two year term during the year ended December 31, 2023. We earned $0.4 million of revenue during the three months ended March 31, 2024 and 2023, respectively, and incurred less than $0.1 million of costs during the three months ended March 31, 2024 and 2023, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three months ended March 31, 2024 and 2023, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three months ended March 31, 2024 and 2023, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three months ended March 31, 2024 and 2023, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million and $0.1 million of revenue during the three months ended March 31, 2024 and 2023, respectively, and incurred $0.1 million of costs during the three months ended March 31, 2024 and 2023, respectively, under the Software Cross License Agreement.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of March 31, 2024 and December 31, 2023. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2024.

	Fair Value Measurements as of March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$99,868	$—	$—	$99,868
Liabilities:
Contingent consideration	$—	$—	$2,220	$2,220

	Fair Value Measurements as of December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$98,560	$—	$—	$98,560
Liabilities:
Contingent consideration	$—	$—	$3,650	$3,650
As of March 31, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	March 31,	December 31,
	2024	2023

	(in thousands)
Payroll-related accruals	$14,354	$26,788
Value-added and other tax	8,128	8,976
Purchasing accruals	3,685	3,330
Accrued royalties	2,222	2,550
Accrued contingent consideration liability	1,013	1,800
Accrued other liabilities	7,019	5,922
Total accrued liabilities and other	$36,421	$49,366
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The following table summarizes information relating to our outstanding debt as of March 31, 2024:

	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$341,250	8.35%
Revolving credit facility	—	—%
Total principal amount	341,250
Unamortized discount and debt issuance costs	(6,718)
Total debt, net	334,532
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$331,032
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
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate until August 31, 2023, at which point it transitioned to a SOFR-based rate. As of March 31, 2024, the effective interest rate on our outstanding debt is 8.35%.
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
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase our capital stock; make investments, loans or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; and enter into negative pledge agreements. In addition, the Revolving Facility is subject to a financial covenant requiring compliance with a maximum first lien net leverage ratio of 7.50 to 1.00 at the end of each fiscal quarter, which will trigger when loans outstanding under the Revolving Facility exceed 35% of the aggregate commitments under the Revolving Facility. The Credit Agreement contains certain customary events of default, including, among others, failure to pay principal, interest or other amounts; inaccuracy of representations and warranties; violation of covenants; cross events of default; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; and change of control.
As of March 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of March 31, 2024:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)
2024	$2,625
2025	3,500
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$341,250
9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$7,456	$3,539
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	184,015	181,435
Basic earnings per share	$0.04	$0.02

Diluted earnings per share:
Numerator:
Net income	$7,456	$3,539
Denominator:
Weighted-average shares used in computing basic earnings per share	184,015	181,435
Add dilutive impact of employee equity plans	3,159	1,756
Weighted-average shares used in computing diluted earnings per share	187,174	183,191
Diluted earnings per share	$0.04	$0.02
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three months ended March 31, 2024 and 2023 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Restricted stock units	1,653	1,219
Total anti-dilutive shares	1,653	1,219
10. Income Taxes
For the three months ended March 31, 2024 and 2023, we recorded income tax expense of $5.7 million and $4.6 million, respectively, resulting in an effective tax rate of 43.3% and 56.4%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2024, we did not have any accrued interest and penalties related to unrecognized tax benefits.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750 million. Although we operate in one or more jurisdictions that have

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750 million, and as such, we do not expect to be subject to the Pillar Two rules in 2024.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2012 through 2023 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are not currently under audit in any taxing jurisdictions.
11. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgement that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. Oral arguments were held on February 6, 2024. Following oral arguments, the court requested supplemental briefing and under a stipulated briefing schedule submissions were completed by May 6, 2024.
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $5.1 million, $5.3 million and $3.7 million as of December 31, 2022, March 31, 2023 and December 31, 2023, respectively. As of March 31, 2024, the fair value of this contingent consideration is $2.2 million, resulting in the recognition of a gain of $1.4 million and a loss of $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The current portion of the contingent consideration of less than $0.1 million is included in “accrued liabilities and other” and the non-current portion of $2.2 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of March 31, 2024. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. The remaining contingent consideration liabilities of $1.0 million are included in “accrued liabilities and other” in our Consolidated Balance Sheets as of March 31, 2024, and will be re-evaluated at least quarterly, with the resulting gains and losses recognized as an adjustment to the amount capitalized as costs to obtain internal-use computer software from third parties. No gains or losses on the contingent consideration were recognized during the three months ended March 31, 2024 and 2023. See Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors discussed in “Item 1A. Risk Factors” below for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
Overview
N-able, Inc., a Delaware corporation, and its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based software solutions for managed service providers (“MSPs”), enabling them to support digital transformation and growth for small and medium-sized enterprises (“SMEs”), which we define as those enterprises having fewer than 1,000 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for MSPs to monitor, manage and protect their end-customer systems, data and networks. Our growing portfolio of security, automation and backup and recovery solutions is built for IT services management professionals. N-able simplifies complex ecosystems and enables customers to solve their most pressing challenges. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training and growth resources—to help MSPs deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we are able to drive strong recurring revenue growth and profitability.
SolarWinds Cyber Incident
On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the “Separation”). On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the “Distribution”) of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021. As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “NABL” on the New York Stock Exchange.
As previously disclosed, SolarWinds was the victim of a cyberattack on its Orion Software Platform and internal systems, or the Cyber Incident. SolarWinds has confirmed to us that it has concluded its internal investigations related to the Cyber Incident. SolarWinds has not identified SUNBURST in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions. SolarWinds, together with its partners, have undertaken extensive measures to investigate, contain, eradicate and remediate the Cyber Incident. As SolarWinds previously disclosed in its investigatory updates, it has substantially completed this process and believes the threat actor is no longer active in its environments.
In response to the Cyber Incident and in connection with the Separation and Distribution, we continue to work to further enhance security, monitoring and authentication of our solutions. Specifically, we have implemented in-product security enhancements to the N-able portfolio of products, including, multi-factor authentication, unified single sign-on services and secure secret vaults. We have also introduced new identity and access controls, scanning and remediation technologies and standards and monitoring tooling across our enterprise IT and production environments. We expect to incur additional expenses in future periods related to continued enhancements to our security measures across our solutions.
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none have been allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of March 31, 2024 and December 31, 2023. In addition, as a result of the Cyber Incident, SolarWinds has been subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident has caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature, and we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.
First Quarter Financial Highlights
Revenue
We deliver a platform of solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $113.7 million and $99.8 million for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, we had approximately 25,000 customers. Additionally, as of March 31, 2024, we had 2,187 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 1,936 as of March 31, 2023, representing an increase of approximately 13%. The number of MSP partners may fluctuate over time as the result of a number of factors. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 52% of our total ARR as of March 31, 2023 to approximately 56% of our total ARR as of March 31, 2024. We determine ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended March 31, 2024 was $20.5 million compared to operating income of $14.3 million for the three months ended March 31, 2023. Our net income for the three months ended March 31, 2024 was $7.5 million compared to net income of $3.5 million for the three months ended March 31, 2023. The increase in net income for the three months ended March 31, 2024 was primarily due to an increase in revenue, a decrease in amortization of acquired intangibles and a decrease in general and administrative expense, partially offset by an increase in research and development expense, an increase in sales and marketing expense, an increase in cost of revenue, an increase in income tax expense, a decrease in other income, net and an increase in interest expense, net. Our Adjusted EBITDA, calculated as net income of $7.5 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively, excluding amortization of acquired intangible assets and developed technology of $1.9 million and $2.0 million, respectively, depreciation expense of $4.0 million and $3.7 million, respectively, income tax expense of $5.7 million and $4.6 million, respectively, interest expense, net of $7.6 million and $7.2 million, respectively, unrealized foreign currency losses of $0.8 million and less than $0.1 million, respectively, acquisition related costs of $(1.4) million and $0.3 million, respectively, spin-off costs of $0.1 million and $0.2 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $13.0 million and $10.6 million, respectively, and restructuring costs and other of $0.6 million and $0.6 million, respectively, was $39.6 million and $32.7 million for the three months ended March 31, 2024 and 2023, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended March 31, 2024 and 2023, cash flows from operations were $4.2 million and $10.6 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.3 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively, and cash payments for income taxes of $1.8 million and $4.7 million for the three months ended March 31, 2024 and 2023, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,598, 1,584, and 1,538 as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Our stock-based compensation expense increased during the three months ended March 31, 2024 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through March 31, 2024.
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
•Research and Development. Research and development expenses primarily consist of related personnel costs, including our engineering, development operations, user experience and security operations teams, as well as an allocation of our facilities, depreciation, IT and benefits costs. We expect to continue to grow our research and development organization over time and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
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
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$111,517	98.0%	$97,442	97.6%	$14,075
Other revenue	2,232	2.0	2,376	2.4	(144)
Total subscription and other revenue	$113,749	100.0%	$99,818	100.0%	$13,931
Total revenue increased $13.9 million, or 14.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 47.9% and 48.5% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.2% of total revenue for the three months ended March 31, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $14.1 million, or 14.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the impact from long-term committed contracts. Subscription revenue as a percentage of our total revenue was 98.0% for the three months ended March 31, 2024, compared to 97.6% for the three months ended March 31, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 111% and 103% for the trailing twelve-month periods ended March 31, 2024 and 2023, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period.
Other Revenue. Other revenue decreased $0.1 million, or 6.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in maintenance revenue, partially offset by an increase in professional services revenue. Other revenue as a percentage of our total revenue was 2.0% for the three months ended March 31, 2024, compared to 2.4% for the three months ended March 31, 2023.

Cost of Revenue

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$17,836	15.7%	$15,753	15.8%	$2,083
Amortization of acquired technologies	461	0.4	456	0.5	5
Total cost of revenue	$18,297	16.1%	$16,209	16.2%	$2,088
Total cost of revenue increased $2.1 million, or 12.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $1.3 million, as well as an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.6 million, an increase in stock-based compensation expense of $0.1 million and an increase in allocated facilities and IT costs of $0.1 million.
Operating Expenses

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$35,816	31.5%	$32,563	32.6%	$3,253
Research and development	22,082	19.4	18,810	18.8	3,272
General and administrative	17,049	15.0	17,348	17.4	(299)
Amortization of acquired intangibles	14	—	564	0.6	(550)
Total operating expenses	$74,961	65.9%	$69,285	69.4%	$5,676
Sales and Marketing. Sales and marketing expenses increased $3.3 million, or 10.0%, primarily due to an increase in personnel costs driven by headcount and salary increases of $1.8 million, which includes an increase in stock-based compensation expense of $0.6 million, as well as an increase in travel and event-related costs of $1.0 million, an increase in advertising expense of $0.4 million and an increase in allocated facilities and IT costs of $0.1 million, partially offset by a decrease in subscription costs of $0.1 million.
Research and Development. Research and development expenses increased $3.3 million, or 17.4%, primarily due to an increase in personnel costs driven by headcount and salary increases of $2.7 million, which includes an increase in stock-based compensation expense of $0.6 million, as well as an increase in subscription costs of $0.5 million, a decrease in capitalized internal-use software costs of $0.3 million and an increase in allocated facilities and IT costs of $0.2 million, partially offset by a decrease in restructuring costs of $0.6 million and a decrease in contract services costs of $0.1 million.
General and Administrative. General and administrative expenses decreased $0.3 million, or 1.7%, primarily due to gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $1.4 million, as well as a decrease in allocated facilities and IT costs of $0.4 million, a decrease in director and officer liability insurance costs of $0.3 million and a decrease in costs associated with our separation from SolarWinds of $0.2 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $0.6 million, which includes an increase in stock-based compensation expense of $0.4 million, an increase in professional fees of $0.5 million, an increase in restructuring costs of $0.4 million and an increase in rent expense of $0.3 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements and Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.6 million, or 97.5%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.

Interest Expense, Net

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,621)	(6.7)%	$(7,200)	(7.2)%	$(421)
Interest expense, net increased by $0.4 million, or 5.8%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement during the three months ended March 31, 2024. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$285	0.3%	$988	1.0%	$(703)
Other income, net decreased by $0.7 million, or 71.2%, in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $1.5 million related to various accounts for the period, partially offset by an increase in dividend income from our money market fund financial assets of $0.8 million.
Income Tax Expense

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$13,155	11.6%	$8,112	8.1%	$5,043
Income tax expense	5,699	5.0	4,573	4.6	1,126
Effective tax rate	43.3%		56.4%		(13.1)%
Our income tax expense for the three months ended March 31, 2024 increased by $1.1 million as compared to the three months ended March 31, 2023. The effective tax rate decreased to 43.3% for the period primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.
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
•Restructuring Costs and Other. We provide non-GAAP information that excludes restructuring costs such as severance, certain employee relocation costs and the estimated costs of exiting and terminating facility lease commitments, as they relate to our corporate restructuring and exit activities. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended March 31,
	2024	2023

	(in thousands, except margin data)
GAAP operating income	$20,491	$14,324
Stock-based compensation expense and related employer-paid payroll taxes	12,967	10,616
Amortization of acquired technologies	461	456
Amortization of acquired intangibles	14	564
Acquisition related costs	(1,396)	269
Spin-off costs	51	230
Restructuring costs and other	626	627
Non-GAAP operating income	$33,214	$27,086
GAAP operating margin	18.0%	14.4%
Non-GAAP operating margin	29.2%	27.1%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net income and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended March 31,
	2024	2023

	(in thousands, except margin data)
Net income	$7,456	$3,539
Amortization	1,862	1,997
Depreciation	3,957	3,670
Income tax expense	5,699	4,573
Interest expense, net	7,621	7,200
Unrealized foreign currency losses	796	25
Acquisition related costs	(1,396)	269
Spin-off costs	51	230
Stock-based compensation expense and related employer-paid payroll taxes	12,967	10,616
Restructuring costs and other	626	627
Adjusted EBITDA	$39,639	$32,746
Adjusted EBITDA margin	34.8%	32.8%
Liquidity and Capital Resources
Cash and cash equivalents were $139.2 million as of March 31, 2024. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $136.3 million of cash and cash equivalents, of which 85.1%, 9.9% and 0.1% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
Our primary source of cash for funding operations and growth has been through cash provided by operating activities. Given the uncertainty of rapidly changing market and economic conditions, we continue to evaluate the nature and extent of the impact to our business and financial position. However, despite this uncertainty, we believe that our existing cash and cash equivalents and our cash flows from operating activities will be sufficient to fund our operations and meet our commitments for capital expenditures for at least the next twelve months.
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $334.5 million and $335.0 million as of March 31, 2024 and December 31, 2023, respectively, net of debt issuance costs of $6.7 million and $7.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three months ended March 31, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$4,184	$10,631
Net cash used in investing activities	(5,127)	(5,615)
Net cash used in financing activities	(11,916)	(5,921)
Effect of exchange rate changes on cash and cash equivalents	(962)	138
Net decrease in cash and cash equivalents	$(13,821)	$(767)
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
Cash provided by operating activities decreased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in accrued liabilities and other, an increase in prepaid expenses and other assets, a decrease in accounts payable, an increase in other long-term assets, a decrease in other long-term liabilities and an increase in deferred revenue, partially offset by a decrease in income taxes receivable, a decrease in accounts receivable and an increase in income taxes payable. The net cash outflow of $20.5 million and $8.9 million resulting from the changes in our operating assets and liabilities for the three months ended March 31, 2024 and 2023, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to a decrease in capitalized research and development costs related to internal-use software, partially offset by an increase in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to an increase in payments of tax withholding obligations related to restricted stock and a decrease in proceeds from exercises of stock options, partially offset by an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of March 31, 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023, which were disclosed in our 2023 Annual Report.
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
•revenue recognition; and
•income taxes.
A full description of our critical accounting policies that involve significant management judgment appears in our 2023 Annual Report. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $139.2 million and $153.0 million at March 31, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $334.5 million and $335.0 million as of March 31, 2024 and December 31, 2023, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted London Interbank Offered Rate (“LIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
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
As of March 31, 2024 and December 31, 2023, the annual weighted-average interest rate on borrowings was 8.35% and 8.40%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both March 31, 2024 and December 31, 2023. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at March 31, 2024 and December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of March 31, 2024 and December 31, 2023, respectively.

See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended March 31, 2024 and 2023 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Our Consolidated Statements of Operations are translated into U.S. dollars at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the U.S. dollar primarily flow through our United Kingdom and European subsidiaries, which have historically had British Pound Sterling and Euro functional currencies, respectively, resulting in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into U.S. dollars for our Consolidated Financial Statements. In connection with the Separation and Distribution, our United Kingdom legal entity changed its functional currency from the British Pound Sterling to the US dollar.
Our Consolidated Statements of Operations and Balance Sheets accounts are also impacted by the re-measurement of non-functional currency transactions such as cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, deferred revenue and accounts payable denominated in foreign currencies.
Foreign Currency Transaction Risk
Our foreign currency exposures typically arise from selling annual and multi-year subscriptions in multiple currencies, accounts receivable and other intercompany transactions.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2023 Annual Report.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	May 9, 2024	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)