Form 10-Q
period 2024-06-30
N-able, Inc.
filed 2024-08-08
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 5, 2024, 185,284,976 shares of common stock, par value $0.001 per share, were outstanding.

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
•the possibility that our operating income could fluctuate and may decline as a percentage of revenue as we make further expenditures to expand our operations in order to support additional growth in our business;
•our indebtedness, including increased borrowing costs resulting from rising interest rates, potential restrictions on our operations and the impact of events of default;
•our ability to operate our business internationally and increase sales of our solutions to our MSP partners located outside of the United States; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$157,509	$153,048
Accounts receivable, net of allowances of $1,265 and $1,171 as of June 30, 2024 and December 31, 2023, respectively	37,195	40,013
Income tax receivable	12,368	8,001
Recoverable taxes	18,794	12,116
Prepaid and other current assets	26,339	11,613
Total current assets	252,205	224,791
Property and equipment, net	34,691	36,838
Operating lease right-of-use assets	29,370	32,067
Deferred taxes	1,032	1,087
Goodwill	826,985	838,497
Intangible assets, net	5,621	6,717
Other assets, net	24,759	22,794
Total assets	$1,174,663	$1,162,791
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,221	$5,239
Accrued liabilities and other	44,946	49,366
Current operating lease liabilities	5,942	6,443
Income taxes payable	13,816	4,523
Current portion of deferred revenue	10,544	12,646
Current debt obligation	3,500	3,500
Total current liabilities	84,969	81,717
Long-term liabilities:
Deferred revenue, net of current portion	187	167
Non-current deferred taxes	1,774	1,820
Non-current operating lease liabilities	30,203	33,064
Long-term debt, net of current portion	330,555	331,509
Other long-term liabilities	2,605	3,154
Total liabilities	450,293	451,431
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 185,233,181 and 183,220,689 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	185	183
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	676,049	666,522
Accumulated other comprehensive (loss) income	(9,021)	4,409
Retained earnings	57,157	40,246
Total stockholders' equity	724,370	711,360
Total liabilities and stockholders' equity	$1,174,663	$1,162,791
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription and other revenue	$119,447	$106,080	$233,196	$205,898
Cost of revenue:
Cost of revenue	18,706	16,559	36,542	32,312
Amortization of acquired technologies	458	463	919	919
Total cost of revenue	19,164	17,022	37,461	33,231
Gross profit	100,283	89,058	195,735	172,667
Operating expenses:
Sales and marketing	32,850	34,889	68,666	67,452
Research and development	22,391	20,234	44,473	39,044
General and administrative	23,048	18,091	40,097	35,439
Amortization of acquired intangibles	15	10	29	574
Total operating expenses	78,304	73,224	153,265	142,509
Operating income	21,979	15,834	42,470	30,158
Other expense:
Interest expense, net	(7,606)	(7,530)	(15,227)	(14,730)
Other income, net	1,142	1,004	1,427	1,992
Total other expense, net	(6,464)	(6,526)	(13,800)	(12,738)
Income before income taxes	15,515	9,308	28,670	17,420
Income tax expense	6,060	4,799	11,759	9,372
Net income	$9,455	$4,509	$16,911	$8,048
Net income per share:
Basic earnings per share	$0.05	$0.02	$0.09	$0.04
Diluted earnings per share	$0.05	$0.02	$0.09	$0.04
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	184,996	182,249	184,504	181,843
Shares used in computation of diluted earnings per share:	187,274	185,643	187,560	184,732
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$9,455	$4,509	$16,911	$8,048
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,035)	(1,233)	(13,430)	4,470
Other comprehensive (loss) income	(3,035)	(1,233)	(13,430)	4,470
Comprehensive income	$6,420	$3,276	$3,481	$12,518
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of March 31, 2024	184,763	$185	$667,161	$(5,986)	$47,702	$709,062
Net income	—	—	—	—	9,455	9,455
Foreign currency translation adjustment	—	—	—	(3,035)	—	(3,035)
Exercise of stock options	19	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	451	—	(3,097)	—	—	(3,097)
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	11,977	—	—	11,977
Balance as of June 30, 2024	185,233	$185	$676,049	$(9,021)	$57,157	$724,370

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	16,911	16,911
Foreign currency translation adjustment	—	—	—	(13,430)	—	(13,430)
Exercise of stock options	19	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	1,889	2	(15,338)	—	—	(15,336)
Issuance of stock under employee stock purchase plan	105	—	1,200	$—	—	1,200
Stock-based compensation	—	—	23,657	—	—	23,657
Balance as of June 30, 2024	185,233	$185	$676,049	$(9,021)	$57,157	$724,370

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

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$16,911	$8,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,723	10,813
Provision for (benefit from) doubtful accounts	94	(71)
Stock-based compensation expense	23,355	21,595
Deferred taxes	—	14
Amortization of debt issuance costs	797	792
Operating lease right-of-use assets, net	105	(512)
Loss on foreign currency exchange rates	1,241	555
Gain on contingent consideration	(1,347)	(327)
Other non-cash expenses	84	128
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	1,892	(5,906)
Income tax receivable	(4,383)	(7,919)
Recoverable taxes	(6,678)	(4,974)
Prepaid expenses and other assets	(14,633)	(840)
Accounts payable	819	872
Accrued liabilities and other	(3,493)	4,397
Income taxes payable	9,165	5,981
Deferred revenue	(2,082)	(415)
Other long-term assets	(1,631)	(918)
Other long-term liabilities	(477)	44
Net cash provided by operating activities	31,462	31,357
Cash flows from investing activities
Purchases of property and equipment	(6,680)	(6,969)
Purchases of intangible assets	(3,592)	(4,669)
Net cash used in investing activities	(10,272)	(11,638)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(15,339)	(8,240)
Exercise of stock options	8	26
Proceeds from issuance of common stock under employee stock purchase plan	1,200	771
Deferred acquisition payments	(1,000)	—
Repayments of borrowings from Credit Agreement	(1,750)	(1,750)
Net cash used in financing activities	(16,881)	(9,193)
Effect of exchange rate changes on cash and cash equivalents	152	(183)
Net increase in cash and cash equivalents	4,461	10,343
Cash and cash equivalents
Beginning of period	153,048	98,847
End of period	$157,509	$109,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,562	$13,703
Cash paid for income taxes	$6,015	$9,890
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$154	$956
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$483
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, “Revenue from Contracts with Customers,” instead of at fair value on the acquisition date as previously required by ASC 805, “Business Combinations.” The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for acquired revenue contracts and revenue contracts not acquired in a business combination. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2022, and early adoption is permitted. The updated guidance will be applied prospectively to business combinations occurring during or after the fiscal year of adoption. We adopted this standard as of January 1, 2023. The adoption of the standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. During the three months ended September 30, 2023, the effective interest rate on outstanding debt under our credit agreement with JPMorgan Chase, Bank, N.A. (the “Credit Agreement”) transitioned from a LIBOR-based rate to a Secured Overnight Financing Rate (“SOFR”)-based rate. The transition did not have a material impact on our consolidated financial statements, and no remaining contracts, hedging relationships, or other transactions reference LIBOR as of September 30, 2023. See Note 8. Debt for further details regarding the Credit Agreement
Money Market Fund Financial Assets
As of June 30, 2024 and December 31, 2023, we have money market fund financial assets of $121.3 million and $98.6 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2023	$4,409	$4,409
Other comprehensive loss before reclassification	(13,430)	(13,430)
Net current period other comprehensive loss	(13,430)	(13,430)
Balance as of June 30, 2024	$(9,021)	$(9,021)
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Subscription revenue	$117,413	$103,355	$228,930	$200,797
Other revenue	2,034	2,725	4,266	5,101
Total subscription and other revenue	$119,447	$106,080	$233,196	$205,898
During the three and six months ended June 30, 2024 and 2023, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue recognized at a point in time	$19,637	$15,493	$36,325	$30,772
Revenue recognized over time	99,810	90,587	196,871	175,126
Total revenue recognized	$119,447	$106,080	$233,196	$205,898

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
The following table reflects the changes in our total deferred revenue balance for the six months ended June 30, 2024:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(8,891)
Additional amounts deferred	6,809
Balance as of June 30, 2024	$10,731
We expect to recognize revenue related to remaining performance obligations as of June 30, 2024, as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$177,995	$107,706	$70,289	$—

Cost of Revenue
Amortization of Acquired Technologies. During the three and six months ended June 30, 2024 and 2023, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Amortization of acquired technologies	$458	$463	$919	$919

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three months ended June 30, 2024 and 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $2.3 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively. We recognized a loss of $0.1 million and a gain of $0.6 million on the contingent consideration for the three months ended June 30, 2024 and 2023, respectively, and a gain of $1.4 million and $0.3 million on the contingent consideration for the six months ended June 30, 2024 and 2023, respectively. The contingent consideration of $2.3 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of June 30, 2024. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2024:

(in thousands)
Balance as of December 31, 2023	$838,497
Foreign currency translation	(11,512)
Balance as of June 30, 2024	$826,985
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended June 30, 2024 and 2023, we recognized less than $0.1 million and $0.2 million, respectively, of incremental expense in connection with the Conversion. For the six months ended June 30, 2024 and 2023, we recognized $0.1 million and $0.5 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and six months ended June 30, 2024 and 2023, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for an additional two-year term during the year ended December 31, 2023. We earned $0.5 million and $0.4 million of revenue during the three months ended June 30, 2024 and 2023, respectively, and incurred less than $0.1 million of costs during the three months ended June 30, 2024 and 2023, respectively, under the Software OEM Agreements. We earned $0.9 million and $0.8 million of revenue during the six months ended June 30, 2024 and 2023, respectively, and incurred $0.1 million of costs during the six months ended June 30, 2024 and 2023, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and six months ended June 30, 2024 and 2023, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and six months ended June 30, 2024 and 2023, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and six months ended June 30, 2024 and 2023, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million of revenue during the three months ended June 30, 2024 and 2023, respectively, and incurred less than $0.1 million of costs during the three months ended June 30, 2024 and 2023, respectively, under the Software Cross License Agreement. We earned less than $0.1 million and $0.1 million of revenue during the six months ended June 30, 2024 and 2023, respectively, and incurred

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

$0.1 million of costs during the six months ended June 30, 2024 and 2023, respectively, under the Software Cross License Agreement.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of June 30, 2024 and December 31, 2023. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the six months ended June 30, 2024.

	Fair Value Measurements as of June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$121,332	$—	$—	$121,332
Liabilities:
Contingent consideration	$—	$—	$2,280	$2,280

	Fair Value Measurements as of December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$98,560	$—	$—	$98,560
Liabilities:
Contingent consideration	$—	$—	$3,650	$3,650
As of June 30, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	June 30,	December 31,
	2024	2023

	(in thousands)
Payroll-related accruals	$19,286	$26,788
Value-added and other tax	8,506	8,976
Purchasing accruals	4,458	3,330
Accrued professional fees	4,274	1,150
Accrued royalties	2,691	2,550
Accrued contingent consideration liability	—	1,800
Accrued other liabilities	5,731	4,772
Total accrued liabilities and other	$44,946	$49,366

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into the Credit Agreement with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of June 30, 2024:

	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$340,375	8.36%
Revolving credit facility	—	—%
Total principal amount	340,375
Unamortized discount and debt issuance costs	(6,320)
Total debt, net	334,055
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$330,555
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
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate until August 31, 2023, at which point it transitioned to a SOFR-based rate. As of June 30, 2024, the effective interest rate on our outstanding debt is 8.36%.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of June 30, 2024:

(in thousands)
2024	$1,750
2025	3,500
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$340,375
9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$9,455	$4,509	$16,911	$8,048
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	184,996	182,249	184,504	181,843
Basic earnings per share	$0.05	$0.02	$0.09	$0.04

Diluted earnings per share:
Numerator:
Net income	$9,455	$4,509	$16,911	$8,048
Denominator:
Weighted-average shares used in computing basic earnings per share	184,996	182,249	184,504	181,843
Add dilutive impact of employee equity plans	2,278	3,394	3,056	2,889
Weighted-average shares used in computing diluted earnings per share	187,274	185,643	187,560	184,732
Diluted earnings per share	$0.05	$0.02	$0.09	$0.04
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2024 and 2023 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Restricted stock units	—	59	4	46
Total anti-dilutive shares	—	59	4	46

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10. Income Taxes
For the three months ended June 30, 2024 and 2023, we recorded income tax expense of $6.1 million and $4.8 million, respectively, resulting in an effective tax rate of 39.1% and 51.6%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For the six months ended June 30, 2024 and 2023, we recorded income tax expense of $11.8 million and $9.4 million, respectively, resulting in an effective tax rate of 41.0% and 53.8%, respectively. The decrease in the effective tax rate for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2024, we did not have any accrued interest and penalties related to unrecognized tax benefits.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750 million. Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750 million, and as such, we do not expect to be subject to the Pillar Two rules in 2024.
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
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgment that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. On July 25, 2024, the court issued an opinion (i) granting the stockholder plaintiff’s motion for summary judgment and declaring certain provisions of the Stockholders’ Agreement facially invalid and unenforceable as a matter of Delaware law, including, among others, provisions relating to the election and removal of directors, the composition of committees and approval rights of the stockholders party to the Stockholders’ Agreement and (ii) granting our motion for summary judgment as to the facial validity of certain other provisions of the Stockholders’ Agreement related to the nomination of directors and our use of reasonable best efforts to secure the election of the certain nominees. The parties are finalizing a form of order implementing the court’s decision which also includes a briefing schedule regarding the plaintiff’s intended motion for attorneys’ fees and expenses. The Company is evaluating its options with respect to a potential appeal of the court’s decision.
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
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liabilities will be re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $2.3 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively. We recognized a loss of $0.1 million and a gain of $0.6 million on the contingent consideration for the three months ended June 30, 2024 and 2023, respectively, and a gain of $1.4 million and $0.3 million on the contingent consideration for the six months ended June 30, 2024 and 2023, respectively. The contingent consideration of

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

$2.3 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of June 30, 2024. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the three months ended June 30, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of June 30, 2024, and no gains or losses on the contingent consideration were recognized during the three and six months ended June 30, 2024 and 2023. See Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
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
As previously disclosed, SolarWinds was the victim of a cyberattack on its Orion Software Platform and internal systems, or the Cyber Incident. SolarWinds concluded its internal investigations related to the Cyber Incident and did not identify SUNBURST in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions.
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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none were allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of June 30, 2024 and December 31, 2023. In addition, as a result of the Cyber Incident, SolarWinds has been subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
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

Second Quarter Financial Highlights
Revenue
We deliver a platform of solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $119.4 million and $106.1 million for the three months ended June 30, 2024 and 2023, respectively.
During the six months ended June 30, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). Under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” we recognize revenue for long-term subscriptions when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract term. Point in time subscription revenue increased from $15.5 million during the three months ended June 30, 2023 to $19.6 million during the three months ended June 30, 2024, and from $30.8 million during the six months ended June 30, 2023 to $36.3 million during the six months ended June 30, 2024. The increase in point in time subscription revenue was primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services at a point in time and over time.
As of June 30, 2024, we had approximately 25,000 customers. Additionally, as of June 30, 2024, we had 2,194 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 2,162 as of June 30, 2023, representing an increase of approximately 1.5%. The number of MSP partners may fluctuate over time as the result of a number of factors. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 55% of our total ARR as of June 30, 2023 to approximately 56% of our total ARR as of June 30, 2024. We define ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended June 30, 2024 was $22.0 million compared to operating income of $15.8 million for the three months ended June 30, 2023. Our net income for the three months ended June 30, 2024 was $9.5 million compared to net income of $4.5 million for the three months ended June 30, 2023. The increase in net income for the three months ended June 30, 2024 was primarily due to an increase in revenue, a decrease in sales and marketing expense and an increase in other income, net, partially offset by an increase in general and administrative expense, an increase in research and development expense, an increase in cost of revenue, an increase in income tax expense and an increase in interest expense, net. Our Adjusted EBITDA, calculated as net income of $9.5 million and $4.5 million for the three months ended June 30, 2024 and 2023, respectively, excluding amortization of acquired intangible assets and developed technology of $1.9 million and $1.4 million, respectively, depreciation expense of $4.0 million and $3.8 million, respectively, income tax expense of $6.1 million and $4.8 million, respectively, interest expense, net of $7.6 million and $7.5 million, respectively, unrealized foreign currency losses of $0.4 million and $0.5 million, respectively, transaction related costs of $4.9 million and $(0.3) million, respectively, spin-off costs of $0.0 million and $0.2 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $12.2 million and $12.0 million, respectively, and restructuring costs and other of $0.3 million and $0.4 million, respectively, was $46.8 million and $34.9 million for the three months ended June 30, 2024 and 2023, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2024 and 2023, cash flows from operations were $27.3 million and $20.7 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.3 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively, and cash payments for income taxes of $4.2 million and $5.2 million for the three months ended June 30, 2024 and 2023, respectively.

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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,623, 1,584, and 1,567 as of June 30, 2024, December 31, 2023, and June 30, 2023, respectively. Our stock-based compensation expense increased during the three and six months ended June 30, 2024 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through June 30, 2024.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams, net of capitalized commissions related to long-term committed contracts, as well as an allocation of our facilities, depreciation, IT and benefits costs. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, marketing development funds, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization over time to drive new MSP partner adds, retain and expand with existing MSP partners and pursue initiatives designed to help our MSP partners succeed and grow.
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
•General and Administrative. General and administrative expenses primarily consist of personnel costs for executives, finance, legal, human resources, business applications and other administrative personnel, general restructuring charges and other transaction related costs, professional fees and other general corporate expenses, as well as an allocation of our facilities, depreciation, IT and benefits costs. We expect to continue to grow our general and administrative organization over time to support continued growth of our business.
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
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$117,413	98.3%	$103,355	97.4%	$14,058
Other revenue	2,034	1.7	2,725	2.6	(691)
Total subscription and other revenue	$119,447	100.0%	$106,080	100.0%	$13,367
Total revenue increased $13.4 million, or 12.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 48.0% and 49.1% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.3% and 10.6% of total revenue for the three months ended June 30, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $14.1 million, or 13.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the net positive impact from long-term committed contracts. See Second Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the three months ended June 30, 2024. Subscription revenue as a percentage of our total revenue was 98.3% for the three months ended June 30, 2024, compared to 97.4% for the three months ended June 30, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 108% and 105% for the trailing twelve-month periods ended June 30, 2024 and 2023, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates. The 108% dollar-based net revenue retention rate includes the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.7 million, or 25.4%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in maintenance revenue, partially offset by an increase in professional services revenue. Other revenue as a percentage of our total revenue was 1.7% for the three months ended June 30, 2024, compared to 2.6% for the three months ended June 30, 2023.
Cost of Revenue

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$18,706	15.7%	$16,559	15.6%	$2,147
Amortization of acquired technologies	458	0.4	463	0.4	(5)
Total cost of revenue	$19,164	16.0%	$17,022	16.0%	$2,142
Total cost of revenue increased $2.1 million, or 12.6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $1.5 million, as well as an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.6 million, an increase in allocated facilities and IT costs of $0.1 million and an increase in stock-based compensation expense of less than $0.1 million.
Operating Expenses

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$32,850	27.5%	$34,889	32.9%	$(2,039)
Research and development	22,391	18.7	20,234	19.1	2,157
General and administrative	23,048	19.3	18,091	17.1	4,957
Amortization of acquired intangibles	15	—	10	—	5
Total operating expenses	$78,304	65.6%	$73,224	69.0%	$5,080
Sales and Marketing. Sales and marketing expenses decreased $2.0 million, or 5.8%, primarily due to a decrease in advertising expense of $1.9 million and an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $1.3 million, partially offset by an increase in travel and event-related costs of $0.4 million, an increase in personnel costs of $0.4 million, which includes a decrease in stock-based compensation expense of $0.3 million, an increase in restructuring costs of $0.2 million and an increase in allocated facilities and IT costs of $0.1 million.
Research and Development. Research and development expenses increased $2.2 million, or 10.7%, primarily due to an increase in personnel costs driven by headcount and salary increases of $1.1 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in subscription costs of $0.6 million, an increase in allocated facilities and IT costs of $0.2 million and a decrease in capitalized internal-use software costs of $0.1 million, partially offset by a decrease in restructuring costs of $0.1 million.
General and Administrative. General and administrative expenses increased $5.0 million, or 27.4%, primarily due to an increase in transaction related costs of $4.9 million, an increase in rent expense of $0.3 million, an increase in personnel costs driven by headcount and salary increases of $0.2 million, an increase in bad debt expense of $0.2 million, an increase in contract services costs of $0.1 million and losses on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $0.1 million, partially offset by a decrease in allocated facilities and IT costs of $0.4 million, a decrease in director and officer liability insurance costs of $0.3 million and a decrease in costs associated with our separation from SolarWinds of $0.2 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles was consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Interest Expense, Net

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,606)	(6.4)%	$(7,530)	(7.1)%	$(76)
Interest expense, net increased by $0.1 million, or 1.0%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement. Changes in interest rates have had, and could continue to have, an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,142	1.0%	$1,004	0.9%	$138
Other income, net increased by $0.1 million, or 13.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase in dividend income from our money market fund financial assets of $0.6 million, partially offset by a decrease in the impact of changes in foreign currency exchange rates of $0.4 million related to various accounts for the period.
Income Tax Expense

	Three Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$15,515	13.0%	$9,308	8.8%	$6,207
Income tax expense	6,060	5.1	4,799	4.5	1,261
Effective tax rate	39.1%		51.6%		(12.5)%
Our income tax expense for the three months ended June 30, 2024 increased by $1.3 million as compared to the three months ended June 30, 2023. The effective tax rate decreased to 39.1% for the same period primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$228,930	98.2%	$200,797	97.5%	$28,133
Other revenue	4,266	1.8	5,101	2.5	(835)
Total subscription and other revenue	$233,196	100.0%	$205,898	100.0%	$27,298
Total revenue increased $27.3 million, or 13.3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 47.9% and 48.8% of total revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.4% of total revenue for each of the six months ended June 30, 2024 and 2023. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $28.1 million, or 14.0%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the impact from long-term committed contracts. See Second Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the six months ended June 30, 2024. Subscription revenue as a percentage of our total revenue was 98.2% for the six months ended June 30, 2024, compared to 97.5% for the six months ended June 30, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 108% and 105% for the trailing twelve-month periods ended June 30, 2024 and 2023, respectively, and was driven primarily by strong customer retention and expansion in our MSP products, in addition to favorable movements in foreign currency exchange rates. The 108% dollar-based net revenue retention rate includes the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began impacting net revenue retention during the three months ended June 30, 2024.
Other Revenue. Other revenue increased $0.8 million, or 16.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in professional services revenue. Other revenue as a percentage of our total revenue was 1.8% for the six months ended June 30, 2024, compared to 2.5% for the six months ended June 30, 2023.
Cost of Revenue

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$36,542	15.7%	$32,312	15.7%	$4,230
Amortization of acquired technologies	919	0.4	919	0.4	—
Total cost of revenue	$37,461	16.1%	$33,231	16.1%	$4,230
Total cost of revenue increased $4.2 million, or 12.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $2.8 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $1.3 million, an increase in stock-based compensation expense of $0.1 million and an increase in allocated facilities and IT costs of $0.1 million.

Operating Expenses

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$68,666	29.4%	$67,452	32.8%	$1,214
Research and development	44,473	19.1	39,044	19.0	5,429
General and administrative	40,097	17.2	35,439	17.2	4,658
Amortization of acquired intangibles	29	—	574	0.3	(545)
Total operating expenses	$153,265	65.7%	$142,509	69.2%	$10,756
Sales and Marketing. Sales and marketing expenses increased $1.2 million, or 1.8%, primarily due to an increase in personnel costs driven by headcount and salary increases of $2.2 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in travel and event-related costs of $1.3 million, an increase in restructuring costs of $0.4 million and an increase in allocated facilities and IT costs of $0.3 million, partially offset by a decrease in advertising expense of $1.5 million, an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $1.3 million, a decrease in subscription costs of $0.1 million and a decrease in contract services costs of $0.1 million.
Research and Development. Research and development expenses increased $5.4 million, or 13.9%, primarily due to an increase in personnel costs driven by headcount and salary increases of $3.8 million, which includes an increase in stock-based compensation expense of $0.8 million, an increase in subscription costs of $1.1 million, an increase in allocated facilities and IT costs of $0.4 million, a decrease in capitalized internal-use software costs of $0.4 million and an increase in amortization expense of $0.2 million, partially offset by a decrease in restructuring costs of $0.7 million.
General and Administrative. General and administrative expenses increased $4.7 million, or 13.1%, primarily due to an increase in transaction related costs of $4.9 million, an increase in personnel costs driven by headcount and salary increases of $0.8 million, which includes an increase in stock-based compensation expense of $0.4 million, an increase in rent expense of $0.6 million, an increase in restructuring costs of $0.4 million, an increase in contract services costs of $0.4 million and an increase in bad debt expense of $0.4 million, partially offset by gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $1.3 million, a decrease in allocated facilities and IT costs of $0.8 million, a decrease in director and officer liability insurance costs of $0.5 million and a decrease in costs associated with our separation from SolarWinds of $0.4 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.5 million, or 95.0%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(15,227)	(6.5)%	$(14,730)	(7.2)%	$(497)

Interest expense, net increased by $0.5 million, or 3.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement. Changes in interest rates have had, and could continue to have, an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,427	0.6%	$1,992	1.0%	$(565)
Other income, net decreased by $0.6 million, or 28.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $1.9 million related to various accounts for the period, partially offset by an increase in dividend income from our money market fund financial assets of $1.4 million.
Income Tax Expense

	Six Months Ended June 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$28,670	12.3%	$17,420	8.5%	$11,250
Income tax expense	11,759	5.0	9,372	4.6	2,387
Effective tax rate	41.0%		53.8%		(12.8)%
Our income tax expense for the six months ended June 30, 2024 increased by $2.4 million as compared to the six months ended June 30, 2023. The effective tax rate decreased to 41.0% for the same period primarily due to a decrease in the amount of the unbenefited loss in the United States, partially offset by an increase in income before income taxes outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, transaction related adjustments, spin-off costs related to the Separation and Distribution, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.

Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangible assets, transaction related costs, spin-off costs and restructuring costs and other. We define non-GAAP operating margin as non-GAAP operating income divided by total revenue. Management believes these measures are useful for the following reasons:
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
•Transaction Related Costs. We exclude certain expense items resulting from proposed and completed acquisitions, dispositions and similar transactions, such as legal, accounting and advisory fees, changes in fair value of contingent consideration, costs related to integrating the acquired businesses, deferred compensation, severance and retention expense. We consider these adjustments, to some extent, to be unpredictable and dependent on a significant number of factors that are outside of our control. Furthermore, such proposed and completed transactions result in operating expenses that would not otherwise have been incurred by us in the normal course of our organic business operations. We believe that providing non-GAAP measures that exclude transaction related costs allows investors to better review and understand the historical and current results of our continuing operations and also facilitates comparisons to our historical results and results of peer companies with different transaction related activities, both with and without such adjustments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
GAAP operating income	$21,979	$15,834	$42,470	$30,158
Stock-based compensation expense and related employer-paid payroll taxes	12,164	12,034	25,131	22,650
Amortization of acquired technologies	458	463	919	919
Amortization of acquired intangibles	15	10	29	574
Transaction related costs	4,919	(278)	3,523	(9)
Spin-off costs	—	227	51	457
Restructuring costs and other	259	409	885	1,036
Non-GAAP operating income	$39,794	$28,699	$73,008	$55,785
GAAP operating margin	18.4%	14.9%	18.2%	14.6%
Non-GAAP operating margin	33.3%	27.1%	31.3%	27.1%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangible assets and developed technology, depreciation expense, income tax expense (benefit), interest expense, net, unrealized foreign currency losses (gains), transaction related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring and other costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net income and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an implication that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
Net income	$9,455	$4,509	$16,911	$8,048
Amortization	1,879	1,391	3,741	3,388
Depreciation	4,025	3,755	7,982	7,425
Income tax expense	6,060	4,799	11,759	9,372
Interest expense, net	7,606	7,530	15,227	14,730
Unrealized foreign currency losses	445	530	1,241	555
Transaction related costs	4,919	(278)	3,523	(9)
Spin-off costs	—	227	51	457
Stock-based compensation expense and related employer-paid payroll taxes	12,164	12,034	25,131	22,650
Restructuring costs and other	259	409	885	1,036
Adjusted EBITDA	$46,812	$34,906	$86,451	$67,652
Adjusted EBITDA margin	39.2%	32.9%	37.1%	32.9%
Liquidity and Capital Resources
Cash and cash equivalents were $157.5 million as of June 30, 2024. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $151.4 million of cash and cash equivalents, of which 85.0%, 9.1% and 1.6% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $334.1 million and $335.0 million as of June 30, 2024 and December 31, 2023, respectively, net of debt issuance costs of $6.3 million and $7.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three and six months ended June 30, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$31,462	$31,357
Net cash used in investing activities	(10,272)	(11,638)
Net cash used in financing activities	(16,881)	(9,193)
Effect of exchange rate changes on cash and cash equivalents	152	(183)
Net increase in cash and cash equivalents	$4,461	$10,343
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
Cash provided by operating activities increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in net income, adjusted for an increase in non-cash items within net income, partially offset by a net cash outflow resulting from changes in our operating assets and liabilities. The net cash outflow resulting from changes in our operating assets and liabilities was primarily due to an increase in prepaid expenses and other assets, a decrease in accrued liabilities and other, an increase in recoverable taxes, an increase in deferred revenue, an increase in other long-term assets, a decrease in other long-term liabilities and a decrease in accounts payable, partially offset by a decrease in accounts receivable, a decrease in income taxes receivable and an increase in income taxes payable. The net cash outflow of $21.5 million and $9.7 million resulting from changes in our operating assets and liabilities for the six months ended June 30, 2024 and 2023, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to a decrease in capitalized research and development costs related to internal-use software and a decrease in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in payments of tax withholding obligations related to restricted stock, an increase in deferred acquisition payments and a decrease in proceeds from exercises of stock options, partially offset by an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of June 30, 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023, which were disclosed in our 2023 Annual Report.
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
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recently adopted accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $157.5 million and $153.0 million at June 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $334.1 million and $335.0 million as of June 30, 2024 and December 31, 2023, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted London Interbank Offered Rate (“LIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
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
As of June 30, 2024 and December 31, 2023, the annual weighted-average interest rate on borrowings was 8.36% and 8.40%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both June 30, 2024 and December 31, 2023. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2024 and December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of June 30, 2024 and December 31, 2023, respectively.

See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended June 30, 2024 and 2023 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	August 8, 2024	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)