Form 10-Q
period 2024-09-30
N-able, Inc.
filed 2024-11-07
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 4, 2024, 185,755,674 shares of common stock, par value $0.001 per share, were outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$174,445	$153,048
Accounts receivable, net of allowances of $1,099 and $1,171 as of September 30, 2024 and December 31, 2023, respectively	39,626	40,013
Income tax receivable	14,897	8,001
Recoverable taxes	21,907	12,116
Current contract assets	16,020	1,124
Prepaid and other current assets	15,382	10,489
Total current assets	282,277	224,791
Property and equipment, net	34,514	36,838
Operating lease right-of-use assets	29,732	32,067
Deferred taxes	1,066	1,087
Goodwill	843,884	838,497
Intangible assets, net	5,379	6,717
Other assets, net	26,606	22,794
Total assets	$1,223,458	$1,162,791
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,530	$5,239
Accrued liabilities and other	46,472	49,366
Current operating lease liabilities	6,116	6,443
Income taxes payable	20,234	4,523
Current portion of deferred revenue	10,926	12,646
Current debt obligation	3,500	3,500
Total current liabilities	93,778	81,717
Long-term liabilities:
Deferred revenue, net of current portion	244	167
Non-current deferred taxes	1,885	1,820
Non-current operating lease liabilities	32,177	33,064
Long-term debt, net of current portion	330,081	331,509
Other long-term liabilities	342	3,154
Total liabilities	458,507	451,431
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 185,747,109 and 183,220,689 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	186	183
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	686,072	666,522
Accumulated other comprehensive income	10,779	4,409
Retained earnings	67,914	40,246
Total stockholders' equity	764,951	711,360
Total liabilities and stockholders' equity	$1,223,458	$1,162,791
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription and other revenue	$116,442	$107,567	$349,638	$313,465
Cost of revenue:
Cost of revenue	19,433	16,893	55,975	49,205
Amortization of acquired technologies	467	463	1,386	1,382
Total cost of revenue	19,900	17,356	57,361	50,587
Gross profit	96,542	90,211	292,277	262,878
Operating expenses:
Sales and marketing	32,294	33,660	100,960	101,112
Research and development	22,995	19,752	67,468	58,796
General and administrative	17,330	18,438	57,427	53,877
Amortization of acquired intangibles	15	11	44	585
Total operating expenses	72,634	71,861	225,899	214,370
Operating income	23,908	18,350	66,378	48,508
Other expense:
Interest expense, net	(7,535)	(7,802)	(22,762)	(22,532)
Other income (expense), net	2,269	(423)	3,696	1,569
Total other expense, net	(5,266)	(8,225)	(19,066)	(20,963)
Income before income taxes	18,642	10,125	47,312	27,545
Income tax expense	7,885	4,112	19,644	13,484
Net income	$10,757	$6,013	$27,668	$14,061
Net income per share:
Basic earnings per share	$0.06	$0.03	$0.15	$0.08
Diluted earnings per share	$0.06	$0.03	$0.15	$0.08
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share:	185,506	182,710	184,840	182,135
Shares used in computation of diluted earnings per share:	188,074	186,221	188,039	185,506
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$10,757	$6,013	$27,668	$14,061
Other comprehensive income (loss):
Foreign currency translation adjustment	19,800	(10,575)	6,370	(6,105)
Other comprehensive income (loss)	19,800	(10,575)	6,370	(6,105)
Comprehensive income	$30,557	$(4,562)	$34,038	$7,956
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance as of June 30, 2024	185,233	$185	$676,049	$(9,021)	$57,157	$724,370
Net income	—	—	—	—	10,757	10,757
Foreign currency translation adjustment	—	—	—	19,800	—	19,800
Exercise of stock options	9	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	396	1	(2,826)	—	—	(2,825)
Issuance of stock under employee stock purchase plan	109	—	1,182	—	—	1,182
Stock-based compensation	—	—	11,663	—	—	11,663
Balance as of September 30, 2024	185,747	$186	$686,072	$10,779	$67,914	$764,951

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	27,668	27,668
Foreign currency translation adjustment	—	—	—	6,370	—	6,370
Exercise of stock options	28	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,285	3	(18,164)	—	—	(18,161)
Issuance of stock under employee stock purchase plan	214	—	2,382	$—	—	2,382
Stock-based compensation	—	—	35,320	—	—	35,320
Balance as of September 30, 2024	185,747	$186	$686,072	$10,779	$67,914	$764,951

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of June 30, 2023	182,471	$182	$647,188	$(3,345)	$24,882	$668,907
Net income	—	—	—	—	6,013	6,013
Foreign currency translation adjustment	—	—	—	(10,575)	—	(10,575)
Exercise of stock options	14	—	46	—	—	46
Restricted stock units issued, net of shares withheld for taxes	328	1	(1,988)	—	—	(1,987)
Issuance of stock	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	106	—	910	—	—	910
Stock-based compensation	—	—	11,366	—	—	11,366
Balance as of September 30, 2023	182,919	$183	$657,522	$(13,920)	$30,895	$674,680

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	14,061	14,061
Foreign currency translation adjustment	—	—	—	(6,105)	—	(6,105)
Exercise of stock options	50	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	1,822	2	(10,228)	—	—	(10,226)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	1,681	$—	—	1,681
Stock-based compensation	—	—	33,126	—	—	33,126
Balance as of September 30, 2023	182,919	$183	$657,522	$(13,920)	$30,895	$674,680

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$27,668	$14,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,777	16,142
(Benefit from) provision for doubtful accounts	(72)	387
Stock-based compensation expense	34,863	32,893
Deferred taxes	89	(20)
Amortization of debt issuance costs	1,198	1,197
Operating lease right-of-use assets, net	52	(1,050)
Loss on foreign currency exchange rates	693	2,137
Gain on contingent consideration	(3,711)	(958)
Loss on lease modification	1,059	—
Other non-cash expenses	(16)	128
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(841)	(6,121)
Income tax receivable	(6,888)	(8,874)
Recoverable taxes	(9,738)	(6,759)
Current contract assets	(14,896)	(477)
Prepaid expenses and other assets	(4,731)	(785)
Accounts payable	1,151	382
Accrued liabilities and other	(1,807)	8,684
Income taxes payable	15,893	9,491
Deferred revenue	(1,642)	(443)
Other long-term assets	(2,618)	(1,206)
Other long-term liabilities	(32)	60
Net cash provided by operating activities	53,451	58,869
Cash flows from investing activities
Purchases of property and equipment	(10,420)	(10,487)
Purchases of intangible assets	(5,166)	(6,675)
Net cash used in investing activities	(15,586)	(17,162)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(18,165)	(10,228)
Exercise of stock options	12	72
Proceeds from issuance of common stock under employee stock purchase plan	2,382	1,681
Deferred acquisition payments	(1,000)	(850)
Repayments of borrowings from Credit Agreement	(2,625)	(2,625)
Net cash used in financing activities	(19,396)	(11,950)
Effect of exchange rate changes on cash and cash equivalents	2,928	(1,171)
Net increase in cash and cash equivalents	21,397	28,586
Cash and cash equivalents
Beginning of period	153,048	98,847
End of period	$174,445	$127,433
Supplemental disclosure of cash flow information:
Cash paid for interest	$21,760	$21,119
Cash paid for income taxes	$8,162	$11,046
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$2	$(553)
Right-of-use assets obtained in exchange for operating lease liabilities	$2,628	$2,318
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and/or subjective judgments include:
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
As of September 30, 2024 and December 31, 2023, we have money market fund financial assets of $128.0 million and $98.6 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income

	(in thousands)
Balance as of December 31, 2023	$4,409	$4,409
Other comprehensive income before reclassification	6,370	6,370
Net current period other comprehensive income	6,370	6,370
Balance as of September 30, 2024	$10,779	$10,779
Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Subscription revenue	$114,998	$105,208	$343,928	$306,005
Other revenue	1,444	2,359	5,710	7,460
Total subscription and other revenue	$116,442	$107,567	$349,638	$313,465
During the three and nine months ended September 30, 2024 and 2023, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue recognized at a point in time	$15,225	$10,937	$51,549	$41,709
Revenue recognized over time	101,217	96,630	298,089	271,756
Total revenue recognized	$116,442	$107,567	$349,638	$313,465

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
The following table reflects the changes in our total deferred revenue balance for the nine months ended September 30, 2024:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(14,846)
Additional amounts deferred	13,203
Balance as of September 30, 2024	$11,170
We expect to recognize revenue related to remaining performance obligations as of September 30, 2024, as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$193,403	$119,801	$73,602	$—

Cost of Revenue
Amortization of Acquired Technologies. During the three and nine months ended September 30, 2024 and 2023, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Amortization of acquired technologies	$467	$463	$1,386	$1,382

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three months ended September 30, 2024 and 2023. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

liability is re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $3.7 million as of December 31, 2023. As of September 30, 2024, there is no remaining contingent consideration liability. We recognized a gain of $2.4 million and $0.6 million on the contingent consideration for the three months ended September 30, 2024 and 2023, respectively, and a gain of $3.7 million and $1.0 million on the contingent consideration for the nine months ended September 30, 2024 and 2023, respectively. The contingent consideration liability of $3.7 million as of December 31, 2023 is included in “other long-term liabilities” in our Consolidated Balance Sheets. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2024:

(in thousands)
Balance as of December 31, 2023	$838,497
Foreign currency translation	5,387
Balance as of September 30, 2024	$843,884
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended September 30, 2024 and 2023, we recognized less than $0.1 million and $0.2 million, respectively, of incremental expense in connection with the Conversion. For the nine months ended September 30, 2024 and 2023, we recognized $0.2 million and $0.8 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
Agreements with SolarWinds

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Costs incurred under the Tax Matters Agreement were insignificant during the three and nine months ended September 30, 2024 and 2023, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for an additional two-year term during the year ended December 31, 2023. We earned $0.5 million of revenue during the three months ended September 30, 2024 and 2023, respectively, and incurred less than $0.1 million and $0.1 million of costs during the three months ended September 30, 2024 and 2023, respectively, under the Software OEM Agreements. We earned $1.4 million and $1.3 million of revenue during the nine months ended September 30, 2024 and 2023, respectively, and incurred $0.1 million and $0.2 million of costs during the nine months ended September 30, 2024 and 2023, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. Costs incurred under the Employee Matters Agreement were insignificant during the three and nine months ended September 30, 2024 and 2023, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. Costs incurred under the Intellectual Property Matters Agreement were insignificant during the three and nine months ended September 30, 2024 and 2023, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. Costs incurred under the Trademark License Agreement were insignificant during the three and nine months ended September 30, 2024 and 2023, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million of

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

revenue during the three months ended September 30, 2024 and 2023, respectively, and incurred less than $0.1 million and $0.1 million of costs during the three months ended September 30, 2024 and 2023, respectively, under the Software Cross License Agreement. We earned $0.1 million of revenue during the nine months ended September 30, 2024 and 2023, respectively, and incurred $0.1 million and $0.2 million of costs during the nine months ended September 30, 2024 and 2023, respectively, under the Software Cross License Agreement.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of September 30, 2024 and December 31, 2023. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the nine months ended September 30, 2024.

	Fair Value Measurements as of September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$128,007	$—	$—	$128,007

	Fair Value Measurements as of December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$98,560	$—	$—	$98,560
Liabilities:
Contingent consideration	$—	$—	$3,650	$3,650
As of September 30, 2024 and December 31, 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	September 30,	December 31,
	2024	2023

	(in thousands)
Payroll-related accruals	$21,772	$26,788
Value-added and other tax	9,179	8,976
Purchasing accruals	4,049	3,330
Accrued professional fees	3,347	1,150
Accrued royalties	1,998	2,550
Accrued contingent consideration liability	—	1,800
Accrued other liabilities	6,127	4,772
Total accrued liabilities and other	$46,472	$49,366

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into the Credit Agreement with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of September 30, 2024:

	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$339,500	8.07%
Revolving credit facility	—	—%
Total principal amount	339,500
Unamortized discount and debt issuance costs	(5,919)
Total debt, net	333,581
Less: Current debt obligation	(3,500)
Long-term debt, net of current portion	$330,081
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
On June 26, 2023, the parties entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement. Amendment No. 1 amended the Credit Agreement to, among other things, replace the LIBOR-based rate included in the Credit Agreement with a SOFR-based rate, as an interest rate benchmark. Other than the foregoing, the material terms of the Credit Agreement described herein remain unchanged. The effective interest rate on our outstanding debt remained as a LIBOR-based rate until August 31, 2023, at which point it transitioned to a SOFR-based rate. As of September 30, 2024, the effective interest rate on our outstanding debt is 8.07%.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of September 30, 2024:

(in thousands)
2024	$875
2025	3,500
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$339,500
9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$10,757	$6,013	$27,668	$14,061
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	185,506	182,710	184,840	182,135
Basic earnings per share	$0.06	$0.03	$0.15	$0.08

Diluted earnings per share:
Numerator:
Net income	$10,757	$6,013	$27,668	$14,061
Denominator:
Weighted-average shares used in computing basic earnings per share	185,506	182,710	184,840	182,135
Add dilutive impact of employee equity plans	2,568	3,511	3,199	3,371
Weighted-average shares used in computing diluted earnings per share	188,074	186,221	188,039	185,506
Diluted earnings per share	$0.06	$0.03	$0.15	$0.08
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and nine months ended September 30, 2024 and 2023 because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Restricted stock units	5	11	2	39
Total anti-dilutive shares	5	11	2	39

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10. Income Taxes
For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $7.9 million and $4.1 million, respectively, resulting in an effective tax rate of 42.3% and 40.6%, respectively. The increase in the effective tax rate for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $19.6 million and $13.5 million, respectively, resulting in an effective tax rate of 41.5% and 49.0%, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a decrease in income taxes on income outside of the United States, partially offset by an increase in the amount of the unbenefited loss in the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2024, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgment that certain provisions in the Stockholders’ Agreement are unenforceable, including, among others, provisions relating to the election and removal of directors, the composition of committees and the hiring, or termination of the employment, of our chief executive officer. On July 25, 2024, the court issued an opinion (i) granting the stockholder plaintiff’s motion for summary judgment and declaring certain provisions of the Stockholders’ Agreement facially invalid and unenforceable as a matter of Delaware law, including, among others, provisions relating to the election and removal of directors, the composition of committees and approval rights of the stockholders party to the Stockholders’ Agreement and (ii) granting our motion for summary judgment as to the facial validity of certain other provisions of the Stockholders’ Agreement related to the nomination of directors and our use of reasonable best efforts to secure the election of the certain nominees. The court entered an order on August 9, 2024 implementing the court’s decision. On August 30, 2024, Plaintiff filed its motion for attorneys’ fees and expenses. The Company filed its opposition to such motion on October 4, 2024. A hearing on the motion is scheduled for December 2, 2024. The Company continues to evaluate its options with respect to a potential appeal of the court’s decision.
In the opinion of management, the resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our Consolidated Financial Statements, cash flows or financial position and it is not possible to provide an estimated amount of any such loss. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
Commitments as a Result of Acquisitions
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liability is re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition and $3.7 million as of December 31, 2023. As of September 30, 2024, there is no remaining contingent consideration liability. We recognized a gain of $2.4 million and $0.6 million on the

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

contingent consideration for the three months ended September 30, 2024 and 2023, respectively, and a gain of $3.7 million and $1.0 million on the contingent consideration for the nine months ended September 30, 2024 and 2023, respectively. The contingent consideration liability of $3.7 million as of December 31, 2023 is included in “other long-term liabilities” in our Consolidated Balance Sheets. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the three months ended June 30, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of September 30, 2024, and no gains or losses on the contingent consideration were recognized during the three and nine months ended September 30, 2024 and 2023. See Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.

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
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none were allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of September 30, 2024 and December 31, 2023. In addition, as a result of the Cyber Incident, SolarWinds has been subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
We believe the Cyber Incident caused reputational harm to SolarWinds and also had an adverse impact on our reputation, new subscription sales and net retention rates. In general, our sales cycles and time from contract to revenue recognition are primarily short in nature, and we believe that the adverse impacts of the Cyber Incident on our financial results have diminished. Nevertheless, there is risk that the Cyber Incident may continue to have an adverse impact on our business in future periods, and to the extent such impact continues, including as a result of new discoveries or events, it could have an adverse effect on our business, results of operations, cash flows or financial position.

Third Quarter Financial Highlights
Revenue
We deliver a platform of solutions that enables our MSP partners to manage and secure the IT environments and assets for their SME end customers, as well as more efficiently manage their own businesses. Our total revenue was $116.4 million and $107.6 million for the three months ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). Under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” we recognize revenue for long-term subscriptions when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract term. Point in time subscription revenue increased from $10.9 million during the three months ended September 30, 2023 to $15.2 million during the three months ended September 30, 2024, and from $41.7 million during the nine months ended September 30, 2023 to $51.5 million during the nine months ended September 30, 2024. The increase in point in time subscription revenue was primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month to month contracts. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services at a point in time and over time.
As of September 30, 2024, we had approximately 25,000 customers. Additionally, as of September 30, 2024, we had 2,275 MSP partners with annualized recurring revenue (“ARR”) over $50,000 on our platform, up from 2,134 as of September 30, 2023, representing an increase of 6.6%. The number of MSP partners may fluctuate over time as the result of a number of factors. Over the same period, MSP partners with over $50,000 of ARR on our platform grew from approximately 55% of our total ARR as of September 30, 2023 to approximately 57% of our total ARR as of September 30, 2024. We define ARR as the annualized recurring revenue as of the last month of a given period. We calculate ARR by multiplying the recurring revenue and related usage revenue, excluding the impacts of credits and reserves, recognized during the final month of the reporting period from both long-term and month-to-month subscriptions by twelve. We use ARR, and in particular, ARR attributable to MSP partners with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our MSP partners.
Profitability
We have grown while maintaining high levels of operating efficiency. Our operating income for the three months ended September 30, 2024 was $23.9 million compared to operating income of $18.4 million for the three months ended September 30, 2023. Our net income for the three months ended September 30, 2024 was $10.8 million compared to net income of $6.0 million for the three months ended September 30, 2023. The increase in net income for the three months ended September 30, 2024 was primarily due to an increase in revenue, an increase in other income, net, a decrease in sales and marketing expense, a decrease in general and administrative expense, and a decrease in interest expense, net, partially offset by an increase in research and development expense, an increase in income tax expense, and an increase in cost of revenue. Our Adjusted EBITDA, calculated as net income of $10.8 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively, excluding amortization of acquired intangible assets and developed technology of $2.1 million and $1.4 million, respectively, depreciation expense of $4.0 million and $3.9 million, respectively, income tax expense of $7.9 million and $4.1 million, respectively, interest expense, net of $7.5 million and $7.8 million, respectively, unrealized foreign currency (gains) losses of $(0.5) million and $1.6 million, respectively, transaction related costs of $(1.8) million and $(0.6) million, respectively, spin-off costs of $0.0 million and $0.2 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $11.8 million and $11.6 million, respectively, and restructuring costs and other of $3.1 million and $0.6 million, respectively, was $44.8 million and $36.6 million for the three months ended September 30, 2024 and 2023, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2024 and 2023, cash flows from operations were $22.0 million and $27.5 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $7.2 million and $7.4 million for the three months ended September 30, 2024 and 2023, respectively, and cash payments for income taxes of $2.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively.

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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,635, 1,584, and 1,580 as of September 30, 2024, December 31, 2023, and September 30, 2023, respectively. Our stock-based compensation expense increased during the three and nine months ended September 30, 2024 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through September 30, 2024.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$114,998	98.8%	$105,208	97.8%	$9,790
Other revenue	1,444	1.2	2,359	2.2	(915)
Total subscription and other revenue	$116,442	100.0%	$107,567	100.0%	$8,875
Total revenue increased $8.9 million, or 8.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 47.6% and 48.6% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.6% and 10.2% of total revenue for the three months ended September 30, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $9.8 million, or 9.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the net positive impact from long-term committed contracts. See Third Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the three months ended September 30, 2024. Subscription revenue as a percentage of our total revenue was 98.8% for the three months ended September 30, 2024, compared to 97.8% for the three months ended September 30, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 108% for the trailing twelve-month periods ended September 30, 2024 and 2023, respectively. The 105% dollar-based net revenue retention rate reflects the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any MSP partner who was not a partner with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the MSP partners with active paid subscriptions in the last month of the prior-year period, or the base partners. We then divide the subscription revenue in the last month of the current-year period attributable to the base partners by the revenue attributable to those base partners in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.9 million, or 38.8%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in maintenance and professional services revenue. Other revenue as a percentage of our total revenue was 1.2% for the three months ended September 30, 2024, compared to 2.2% for the three months ended September 30, 2023.
Cost of Revenue

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$19,433	16.7%	$16,893	15.7%	$2,540
Amortization of acquired technologies	467	0.4	463	0.4	4
Total cost of revenue	$19,900	17.1%	$17,356	16.1%	$2,544
Total cost of revenue increased $2.5 million, or 14.7%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $1.7 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.8 million, and an increase in stock-based compensation expense of $0.1 million, partially offset by a decrease in allocated facilities and IT costs of $0.1 million.
Operating Expenses

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$32,294	27.7%	$33,660	31.3%	$(1,366)
Research and development	22,995	19.7	19,752	18.4	3,243
General and administrative	17,330	14.9	18,438	17.1	(1,108)
Amortization of acquired intangibles	15	—	11	—	4
Total operating expenses	$72,634	62.4%	$71,861	66.8%	$773
Sales and Marketing. Sales and marketing expenses decreased $1.4 million, or 4.1%, primarily due to an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $1.0 million, a decrease in advertising expense of $0.3 million, a decrease in personnel costs of $0.2 million, and a decrease in contract services costs of $0.1 million, partially offset by an increase in travel and event-related costs of $0.2 million and an increase in allocated facilities and IT costs of $0.1 million.
Research and Development. Research and development expenses increased $3.2 million, or 16.4%, primarily due to an increase in personnel costs driven by headcount and salary increases of $1.3 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in allocated facilities and IT costs of $1.1 million, an increase in subscription costs of $0.5 million, and a decrease in capitalized internal-use software costs of $0.2 million.
General and Administrative. General and administrative expenses decreased $1.1 million, or 6.0%, primarily due to gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $2.4 million, a decrease in allocated facilities and IT costs of $1.2 million, a decrease in bad debt expense of $0.9 million, a decrease in stock-based compensation expense of $0.2 million, a decrease in depreciation expense of $0.2 million, and a decrease in costs associated with our separation from

SolarWinds of $0.2 million, partially offset by and increase in restructuring and other costs of $1.6 million, an increase in rent expense of $1.3 million, and an increase in transaction related costs of $1.1 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles was consistent for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Interest Expense, Net

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,535)	(6.5)%	$(7,802)	(7.3)%	$267
Interest expense, net decreased by $0.3 million, or 3.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income (Expense), Net

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income (expense), net	$2,269	1.9%	$(423)	(0.4)%	$2,692
Other income (expense), net increased by $2.7 million, or 636.4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an increase in the impact of changes in foreign currency exchange rates of $2.2 million related to various accounts for the period and an increase in dividend income from our money market fund financial assets of $0.6 million.
Income Tax Expense

	Three Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$18,642	16.0%	$10,125	9.4%	$8,517
Income tax expense	7,885	6.8	4,112	3.8	3,773
Effective tax rate	42.3%		40.6%		1.7%
Our income tax expense for the three months ended September 30, 2024 increased by $3.8 million as compared to the three months ended September 30, 2023. The effective tax rate increased to 42.3% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$343,928	98.4%	$306,005	97.6%	$37,923
Other revenue	5,710	1.6	7,460	2.4	(1,750)
Total subscription and other revenue	$349,638	100.0%	$313,465	100.0%	$36,173
Total revenue increased $36.2 million, or 11.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. We base revenue by geography on the billing address of each MSP partner. Based on MSP partner location, revenue from the United States was approximately 47.8% and 48.7% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.5% and 10.3% of total revenue for the nine months ended September 30, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $37.9 million, or 12.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the impact from long-term committed contracts. See Third Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the nine months ended September 30, 2024. Subscription revenue as a percentage of our total revenue was 98.4% for the nine months ended September 30, 2024, compared to 97.6% for the nine months ended September 30, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 108% for the trailing twelve-month periods ended September 30, 2024 and 2023, respectively. The 105% dollar-based net revenue retention rate reflects the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024.
Other Revenue. Other revenue decreased $1.8 million, or 23.5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a decrease in maintenance revenue. Other revenue as a percentage of our total revenue was 1.6% for the nine months ended September 30, 2024, compared to 2.4% for the nine months ended September 30, 2023.
Cost of Revenue

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$55,975	16.0%	$49,205	15.7%	$6,770
Amortization of acquired technologies	1,386	0.4	1,382	0.4	4
Total cost of revenue	$57,361	16.4%	$50,587	16.1%	$6,774
Total cost of revenue increased $6.8 million, or 13.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $4.5 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $2.1 million, an increase in stock-based compensation expense of $0.2 million and an increase in allocated facilities and IT costs of $0.1 million.

Operating Expenses

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$100,960	28.9%	$101,112	32.3%	$(152)
Research and development	67,468	19.3	58,796	18.8	8,672
General and administrative	57,427	16.4	53,877	17.2	3,550
Amortization of acquired intangibles	44	—	585	0.2	(541)
Total operating expenses	$225,899	64.6%	$214,370	68.4%	$11,529
Sales and Marketing. Sales and marketing expenses decreased $0.2 million, or 0.2%, primarily due to an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $2.2 million and a decrease in advertising expense of $1.8 million, partially offset by an increase in personnel costs driven by headcount and salary increases of $2.0 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in travel and event-related costs of $1.4 million, and an increase in restructuring and other costs of $0.4 million.
Research and Development. Research and development expenses increased $8.7 million, or 14.7%, primarily due to an increase in personnel costs driven by headcount and salary increases of $5.1 million, which includes an increase in stock-based compensation expense of $1.1 million, an increase in subscription costs of $1.7 million, an increase in allocated facilities and IT costs of $1.6 million, a decrease in capitalized internal-use software costs of $0.6 million and an increase in amortization expense of $0.3 million, partially offset by a decrease in restructuring costs of $0.7 million.
General and Administrative. General and administrative expenses increased $3.6 million, or 6.6%, primarily due to an increase in transaction related costs of $5.9 million, an increase in restructuring and other costs of $2.0 million, an increase in rent expense of $2.0 million, and an increase in personnel costs driven by headcount and salary increases of $0.6 million, which includes an increase in stock-based compensation expense of $0.2 million, partially offset by gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $3.7 million, a decrease in allocated facilities and IT costs of $2.0 million, a decrease in director and officer liability insurance costs of $0.6 million and a decrease in costs associated with our separation from SolarWinds of $0.6 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisition of Spinpanel.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.5 million, or 92.5%, primarily due to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023.
Interest Expense, Net

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(22,762)	(6.5)%	$(22,532)	(7.2)%	$(230)

Interest expense, net increased by $0.2 million, or 1.0%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$3,696	1.1%	$1,569	0.5%	$2,127
Other income, net decreased by $2.1 million, or 135.6%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due an increase in dividend income from our money market fund financial assets of $2.1 million and an increase in the impact of changes in foreign currency exchange rates of $0.4 million related to various accounts for the period.
Income Tax Expense

	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$47,312	13.5%	$27,545	8.8%	$19,767
Income tax expense	19,644	5.6	13,484	4.3	6,160
Effective tax rate	41.5%		49.0%		(7.5)%
Our income tax expense for the nine months ended September 30, 2024 increased by $6.2 million as compared to the nine months ended September 30, 2023. The effective tax rate decreased to 41.5% for the same period primarily due to a decrease in income taxes on income outside of the United States, partially offset by an increase in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 10. Income Taxes of the Notes to Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
GAAP operating income	$23,908	$18,350	$66,378	$48,508
Stock-based compensation expense and related employer-paid payroll taxes	11,819	11,575	36,950	34,225
Amortization of acquired technologies	467	463	1,386	1,382
Amortization of acquired intangibles	15	11	44	585
Transaction related costs	(1,811)	(609)	1,712	(618)
Spin-off costs	—	166	51	623
Restructuring costs and other	3,140	582	4,025	1,618
Non-GAAP operating income	$37,538	$30,538	$110,546	$86,323
GAAP operating margin	20.5%	17.1%	19.0%	15.5%
Non-GAAP operating margin	32.2%	28.4%	31.6%	27.5%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, except margin data)
Net income	$10,757	$6,013	$27,668	$14,061
Amortization	2,099	1,437	5,840	4,825
Depreciation	3,956	3,892	11,938	11,317
Income tax expense	7,885	4,112	19,644	13,484
Interest expense, net	7,535	7,802	22,762	22,532
Unrealized foreign currency (gains) losses	(548)	1,582	693	2,137
Transaction related costs	(1,811)	(609)	1,712	(618)
Spin-off costs	—	166	51	623
Stock-based compensation expense and related employer-paid payroll taxes	11,819	11,575	36,950	34,225
Restructuring costs and other	3,140	582	4,025	1,618
Adjusted EBITDA	$44,832	$36,552	$131,283	$104,204
Adjusted EBITDA margin	38.5%	34.0%	37.5%	33.2%
Liquidity and Capital Resources
Cash and cash equivalents were $174.4 million as of September 30, 2024. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $167.1 million of cash and cash equivalents, of which 82.8%, 9.5% and 3.5% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $333.6 million and $335.0 million as of September 30, 2024 and December 31, 2023, respectively, net of debt issuance costs of $5.9 million and $7.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three and nine months ended September 30, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$53,451	$58,869
Net cash used in investing activities	(15,586)	(17,162)
Net cash used in financing activities	(19,396)	(11,950)
Effect of exchange rate changes on cash and cash equivalents	2,928	(1,171)
Net increase in cash and cash equivalents	$21,397	$28,586
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
Cash provided by operating activities decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a net cash outflow resulting from changes in our operating assets and liabilities, partially offset by an increase in net income and an increase in non-cash items within net income. The net cash outflow resulting from changes in our operating assets and liabilities was primarily due to an increase in current contract assets, a decrease in accrued liabilities and other, an increase in prepaid expenses and other assets, an increase in recoverable taxes, an increase in other long-term assets, an increase in deferred revenue, and a decrease in other long-term liabilities, partially offset by an increase in income taxes payable, a decrease in accounts receivable, a decrease in income taxes receivable, and an increase in accounts payable. The net cash outflow of $26.1 million and $6.0 million resulting from changes in our operating assets and liabilities for the nine months ended September 30, 2024 and 2023, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities decreased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in capitalized research and development costs related to internal-use software and a decrease in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in payments of tax withholding obligations related to restricted stock, an increase in deferred acquisition payments and a decrease in proceeds from exercises of stock options, partially offset by an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of September 30, 2024, there have been no material changes in our contractual obligations and commitments as of December 31, 2023, which were disclosed in our 2023 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $174.4 million and $153.0 million at September 30, 2024 and December 31, 2023, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $333.6 million and $335.0 million as of September 30, 2024 and December 31, 2023, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted London Interbank Offered Rate (“LIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced, as described below. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
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
As of September 30, 2024 and December 31, 2023, the annual weighted-average interest rate on borrowings was 8.07% and 8.40%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both September 30, 2024 and December 31, 2023. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2024 and December 31, 2023 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of September 30, 2024 and December 31, 2023, respectively.

See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended September 30, 2024 and 2023 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
Other than as set forth below, during the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
During the three months ended September 30, 2024, two of the Company’s officers adopted the stock trading plans described below:

Name and Title	Character of Trading Arrangement[1]	Date Adopted	Duration of Trading Arrangement[2]	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement

Michael Adler EVP, Chief Technology and Product Officer	Rule 10b5-1 Trading Arrangement	August 27, 2024	Until August 22, 2025	183,944
Kathleen Pai EVP, Chief People Officer	Rule 10b5-1 Trading Arrangement	August 13, 2024	Until April 28, 2025	86,055
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

N-able, Inc.

Dated:	November 7, 2024	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)