Form 10-K
period 2024-12-31
N-able, Inc.
filed 2025-03-07
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes    ☐   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑   No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $1.1 billion.
On February 28, 2025, 188,950,626 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

N-able, Inc.

Safe Harbor Cautionary Statement
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such statements may be signified by terms such as “aim,” “anticipate,” “believe,” “continue,” “expect,” “feel,” “intend,” “estimate,” “seek,” “plan,” “may,” “can,” “could,” “should,” “will,” “would” or similar expressions and the negatives of those terms. In this report, forward-looking statements include statements regarding our financial projections, future financial performance and plans and objectives for future operations including, without limitation, the following:
•expectations regarding our financial condition and results of operations, including revenue, revenue growth, revenue mix, cost of revenue, operating expenses, operating income, non-GAAP operating income, non-GAAP operating margin, adjusted EBITDA and adjusted EBITDA margin, ARR, cash flows and effective income tax rate;
•expectations regarding the impact of foreign exchange rates and macroeconomic conditions on our business;
•expectations regarding investment in product development and our expectations about the results of those efforts;
•expectations concerning acquisitions and opportunities resulting from our acquisitions, including our acquisition of Adlumin in November 2024;
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
•our ability to sell subscriptions to new customers, to sell additional solutions to our existing customers and to increase the usage of our solutions by our existing customers, as well as our ability to generate and maintain customer loyalty;
•any decline in our renewal or net retention rates;
•the possibility that general economic, political, legal and regulatory conditions and uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of inflation, actions taken by central banks to counter inflation, rising interest rates, war and political unrest, military conflict (including between Russia and Ukraine and in the Middle East), terrorism, sanctions, trade or other issues in the U.S. and internationally, including increased tariffs or trade wars, or other geopolitical events globally, or that such factors may otherwise harm our business, financial condition or results of operations;
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
•risks that cyberattacks, including the cyberattack on SolarWinds’ Orion Software Platform and internal systems announced by SolarWinds in December 2020 (the “Cyber Incident”), and other security incidents may result in compromises or breaches of our, our customers’, or their SMB and mid-market customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our customers’, or their SMB and mid-market customers’ environments, the exploitation of vulnerabilities in our, our customers’, or their SMB and mid-market customers’ security, the theft or misappropriation of our, our customers’, or their SMB and mid-market customers’ proprietary and confidential information, and interference with our, our customers’, or their SMB and mid-market customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business;
•our status as a controlled company;
•our ability to attract and retain qualified employees and key personnel;
•the timing and success of new product introductions and product upgrades by us or our competitors;
•our ability to maintain or grow our brands, including the Adlumin brand;
•our ability to protect and defend our intellectual property and not infringe upon others’ intellectual property;
•the possibility that our operating income could fluctuate and may decline as percentage of revenue as we make further expenditures to expand our operations in order to support growth in our business;
•our indebtedness, including increased borrowing costs resulting from rising interest rates, potential restrictions on our operations and the impact of events of default;
•our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States;
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

PART I
ITEM 1. BUSINESS
Business Overview
We are a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our powerful technology enables them to support digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market companies, which we define as those businesses having fewer than 2,500 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for our customers to monitor, manage, and protect systems, data, and networks. Our growing portfolio of management, security, automation, and data protection solutions is built for IT services management professionals. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
Organizations of all sizes are deploying technology to transform their businesses and compete effectively. As SMBs go through digital transformation, their reliance on technology as a competitive differentiator increases. IT environments are becoming increasingly complex, with the number of applications and endpoints proliferating while also becoming more interconnected, causing the sophistication and overhead required to deploy, manage and secure these assets to grow.
Many SMBs and mid-market companies lack the resources or internal expertise to effectively manage their IT assets and adapt to the changing environment. This lack of resources and expertise coupled with the desire to better leverage technology in their businesses has created a growing need for them to rely on IT services providers for their IT deployment, management, security, and data protection. IT services providers become vital partners as more companies seek to implement technology solutions that help drive strategic business outcomes.
To effectively manage the operability and security of distributed and heterogeneous IT environments, IT services providers require visibility and control over a variety of architectures, applications and connected endpoints. IT services providers must also keep pace with rapid technological innovation or risk obsolescence. These challenges are made more difficult when the solutions upon which IT services providers rely lack integration capabilities or otherwise fail to meet the technological and business needs of the IT services providers and their customers.
We enable IT services providers of all types by providing a platform they can leverage to help SMBs and mid-market companies access powerful and seamless technology to power their businesses. Our software platform is designed to be an integrated, enterprise-grade solution that serves as an operating system for our customers and scales as their businesses grow. Built on a multi-tier, multi-tenant architecture, our platform allows our customers to adapt and improve service delivery by offering centralized visibility and role-based access control in both public and private cloud, on-premises and hybrid cloud environments.
Our platform consists of three core solution categories: unified endpoint management (which we sometimes refer to as remote monitoring and management), security solutions, and data protection as-a-service. Our broad unified endpoint management capabilities include real-time availability and performance of networks and devices, as well as automation of policies and workflows. We provide a layered security approach that spans network and systems infrastructure, applications, and end user devices through our data protection, patch management, endpoint security, managed detection and response, extended detection and response, web protection, e-mail security and archiving and vulnerability assessment solutions. Our fully cloud-based data protection as-a-service capabilities include storage efficient backup, high-speed restoration and disaster recovery for servers, virtual machines, workstations, files, data and key cloud-based applications. In addition to our core solution categories, we provide business management solutions to help improve the technical and service delivery efficiencies of our customers, including professional services automation and password and documentation management.
Our multi-dimensional land and expand model and global presence allows us to capture opportunities efficiently within the worldwide IT services provider, SMB and mid-market markets. When we add an IT services provider, we generally also add their SMB and mid-market customers and we grow as the partner adds new customers, delivers new services based on our solutions and when the partner’s customers add devices and services. We support our customers by offering partner success strategies designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. These partner success strategies help drive both retention and expansion as the resources we provide are designed to help our customers better assess and pursue growth opportunities.
Our business model allows us to grow with our customers. Our customers with annualized recurring revenue, or ARR, over $50,000 on our platform grew from 2,196 as of December 31, 2023 to 2,349 as of December 31, 2024, representing an increase of 7.0%. Over the same period, these customers grew from approximately 56% of our total ARR as of December 31, 2023 to approximately 57% of our total ARR as of December 31, 2024.

Our business is global, with 51.8%, 51.2% and 51.3% of our revenue generated outside of the United States for the years ended December 31, 2024, 2023 and 2022, respectively. We generated revenue of $466.1 million, $421.9 million and $371.8 million for the years ended December 31, 2024, 2023 and 2022, respectively, representing increases of 13.5% from the year ended December 31, 2022 to the year ended December 31, 2023 and 10.5% from the year ended December 31, 2023 to the year ended December 31, 2024. For the years ended December 31, 2024, 2023, and 2022 our net income was $31.0 million, $23.4 million and $16.7 million, respectively, and our adjusted EBITDA was $169.4 million, $143.4 million and $114.7 million, respectively. Adjusted EBITDA is not a financial measure calculated in accordance with generally accepted accounting principles. For more information regarding our use of non-GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures.”
Industry Background
Companies of all sizes across sectors and geographies continue to invest in modern cloud and digital technology to transform their organizations and compete effectively. Technology is becoming increasingly mission critical as SMBs and mid-market companies use digital means to improve productivity, work remotely, manage and monitor their businesses, run operations and engage with customers and other key stakeholders. As evidence of the importance of technology to SMBs and mid-market companies, we believe IT spending by businesses with fewer than 2,500 employees is expected to increase from $1.9 trillion in 2024 to $2.6 trillion by 2028.
Digital transformation creates challenges and complexities
As SMBs and mid-market companies increase their investment in and reliance on these technologies, the importance of IT availability and functionality to their businesses grows. Selecting, purchasing and implementing new technology infrastructures and deploying new applications and devices can be complex and create financial, personnel and other challenges. Many lack the financial resources, headcount and expertise needed to independently manage the complexity associated with digital transformation and therefore rely on IT services providers that specialize in providing SMBs and mid-market companies with reliable and scalable services to deploy, manage and secure their IT environments. Challenges associated with digital transformation for SMBs and mid-market companies include:
1)IT management and security are not core competencies for most companies.
Deploying, managing and securing complex and constantly evolving IT systems are often not core competencies and can divert focus, capital and other critical resources away from fundamental business objectives. Modern infrastructures, applications and devices require teams with expertise across a variety of technical disciplines such as security, database administration, IT, development operations and network administration. Despite being increasingly dependent on technology solutions, many businesses lack the requisite time, resources and expertise.
2)Companies face growing cyber-threats.
Protecting networks, applications, devices, data and users from cybercrime, such as ransomware, phishing and other costly attacks is paramount. Security issues can create significant legal complications, be financially crippling and damage business’s brand and reputation.
3)IT and other compliance costs and burdens are increasing.
SMBs and mid-market companies are not exempt from compliance obligations and can be disproportionately burdened due to limited resources and expertise. Laws, regulations, rules and standards governing IT, privacy, security, personnel and industries are complex, constantly changing and varied across geographies and sectors, with many obligations carrying criminal penalties for non-compliance.
4)Proliferation of connected endpoints is driving increased complexity.
Due to the growing number of networked, highly distributed and diverse endpoints, the burden to manage, provision and secure these endpoints across cloud, on-premises and hybrid cloud infrastructures is becoming increasingly complex.
5)Expectations for always-on, always-available IT environments compound pressures.
Customers, employees and other stakeholders increasingly expect always-on, always-available access to digital resources. Establishing and maintaining connectivity and availability is critical to the success of many businesses, who must ensure that their employees and distributed workforces have access to required systems, applications and devices and that their customers can obtain information and conduct business online at any time.

Rise of the Managed IT Services Model
As SMBs and mid-market companies invest in technology and their needs for continuous availability, performance and security grow, they are increasingly relying on IT services providers, such as MSPs, to manage these aspects of their businesses. MSPs support these businesses by helping them procure and deploy key technologies and by providing oversight, management and security of their IT systems and devices. Rather than charging their customers by the task, MSPs typically have recurring annual or monthly contracts to deliver these on-going services. MSPs also may work in collaboration with companies’ internal IT departments in a co-managed model to deliver specific expertise and share responsibilities.
We see a growing number of IT services providers, such as value-added resellers, systems integrators, IT consultants and data center operators, adopting a managed services model as demand for these services increases. These IT service providers can benefit from a software platform that supports the managed services model and meets the wide-ranging needs of their SMB and mid-market customers. For example, companies with less complex IT requirements might need unified endpoint management, endpoint protection and backup and disaster recovery. Other companies may have more complex IT requirements and look to their MSP to provide help desk capabilities, network operations management, or security operations.
Market Opportunity
Our cloud-based software solutions enable IT services providers to support their customers’ growth and digital transformation. These customers rely on our platform to deploy, manage and secure the IT environments of over 500,000 businesses around the world. Technology is becoming increasingly mission critical for companies as a means to improve productivity, work remotely, manage, and monitor their businesses, run operations and engage with customers and other key stakeholders. We believe that IT spending by companies with fewer than 2,500 employees is expected to increase from $1.9 trillion in 2024 to $2.6 trillion by 2028.
We believe the global market opportunity for our solutions to be an estimated $44 billion in 2025, growing at approximately 14% to approximately $65 billion by 2028, and that this size and projected growth of the global market for our solutions represents a significant opportunity for our business.
Limitations of Existing Approaches Used by Our Customers
Our customers, particularly MSPs, are better able to serve their customers and manage disparate, heterogeneous IT environments with technologies that are centralized, effective, easy to deploy, scalable and able to integrate with other solutions.
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
3)Lacking enterprise-grade features and functionality. Many approaches targeting the MSP, SMB, and mid-market offer limited functionality or lack the features and capabilities needed by businesses of all sizes to be competitive in the digital world. As companies shift towards always-on, always-available digital environments across more aspects of their businesses, these approaches can lack the depth of functionality required to adequately serve their needs. In addition, providers of these tools may lack the ability to adapt and innovate rapidly to respond to changing technology needs.
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
Our Solution
We provide cloud-based unified endpoint management, security and data protection as-a-service solutions that are integrated within our technology platform. Our technology platform is purpose-built to give IT services providers visibility and control over distributed and heterogeneous IT environments through a centralized control panel. Built on a multi-tier, multi-tenant architecture, a unified agent management system and microservices, our platform is designed to securely deliver integrated solutions that fit the specific needs of each IT services provider customer. Our modular and highly scalable platform helps our customers deploy, manage and secure IT assets in an efficient and organized manner.
Through our platform, we aim to deliver value and flexibility to our customers. We offer our customers multiple deployment options and price the solutions on our platform on a subscription basis. Our open ecosystem framework enables and simplifies integrations with numerous third-party solutions from leading enterprise technology vendors. By working across cloud, on-premises and hybrid cloud infrastructures, our platform enables a delivery model that accommodates the IT environment preferences and needs of our IT services provider customers.
Key Strengths of our Platform
The key strengths of our platform and related offerings include:
1)Deep unified endpoint management capabilities. Our leading unified endpoint management capabilities provide our customers with visibility and insights into the availability and performance of a wide range of systems and network infrastructure and devices, all through a centralized dashboard. Our out-of-the-box network topology and network path analysis enable IT services providers to visualize and identify issues across the entire landscape of infrastructure and devices within heterogeneous IT environments. Our UEM platform, which we also refer to as our RMM, or “remote monitoring and management” platform, gathers and correlates real-time network and device issues, data that customers leverage to help maintain uptime and peak performance. Through our role-based access and support, technicians can easily troubleshoot specific IT systems, devices and applications, as well as easily load new service offerings powered by our platform.
2)Layered security approach to cyber-threats and compliance risks. Our customers use our integrated solutions to improve the security framework of IT environments while helping meet regulatory and industry-specific compliance standards. Our security and data protection solutions are designed to defend against cyber-threats targeted at the network, infrastructure, application, and endpoint layers and the sensitive data that resides in and travels through each of these layers. Our security solutions offer both preventative and remediation capabilities while our data protection solutions enable continuous backup and high-speed restoration, jointly driving a robust line of defense for SMBs and mid-market companies.
3)Designed for hybrid IT environments. The solutions on our platform are designed to meet the needs of our IT services provider customers across cloud, on-premises and hybrid-cloud IT infrastructures. Our unified endpoint management capabilities span both on-premises and cloud-native systems and workloads, while our fully cloud-based data protection capabilities similarly enable continuous backup and high-speed data restoration regardless of where the data resides.
4)Out-of-the-box automation for higher service efficacy and capacity. Our platform, which includes professional services automation and easily configurable automation capabilities, enables our customers to more efficiently deliver services to their SMB and mid-market customers, manage their businesses and increase capacity for growth. With over 100 out-of-the-box automated tasks and a no-code drag-and-drop editor to easily build additional automation policies, our customers have eliminated common, repetitive tasks and freed up technicians to take on higher-value activities. In addition, the ability to automate resolutions to customer-specific problems and easily track configuration changes without requiring customized scripts increases the stickiness of our platform.
5)Robust reporting and analytics. Our reporting and analytics dashboard provides our customers with a consolidated view of data and analytic outputs of IT environments and a unified view of key metrics and trends. Our reporting and analytics capabilities are designed to be business-friendly for a wide range of users and can generate proof-of-compliance reports to meet regulatory requirements across many industries.
Why We Win
Our platform, partner success strategies and business model are rooted in our experience and understanding of the needs of our IT services provider customers and are designed to help our customers succeed and grow. Our customers power their service offerings with our platform, making us an integral part of their ability to land, expand and retain their customers. Some of the key factors that differentiate us from our competitors include:
1)Purpose-built platform designed for IT services provider success. Our platform allows our customers to build and grow their businesses around our customizable solutions. Ongoing expansion of native functionalities and integrations, powerful and easy-to-create automation policies and always-available training and enablement resources are all designed to facilitate our customers’ success. In addition, our platform serves the needs of customers of all sizes, making it easy for them to standardize and operate on our platform.
2)Comprehensive and extensible platform designed for integrations. Our platform features out-of-the-box integrations with third-party technologies and solutions from leading enterprise technology vendors. Our open ecosystem framework enables us to rapidly develop and deploy extensive integrations through our strategic technology partnerships.
3)Enterprise-grade technology for SMBs and mid-market businesses through our MSP customers. Through our platform and strategic technology partnerships, we make it possible for our MSP customers to deploy, manage and secure enterprise-grade technologies for their customers. Our development and innovation roadmap incorporates real-time feedback from our active user community, which helps shape improvements to existing offerings and the development of new offerings that address the needs of our customers.
4)Best-in-class partner success. We provide various partner success strategies aimed at helping our customers expand their customer bases and service offerings through our platform and to grow and operate their businesses more effectively. Our dedicated partner success teams assist with onboarding, post-sales engineering and partner management. Additionally, through our MSP Institute, MSP customers gain access to business, sales, marketing and technical training from industry experts and leaders. This is supplemented by our Head Nerds program, which delivers expert training and consultation on how our customers can optimize their businesses for their most important growth areas such as security, backup, automation and operations. We also offer community-based resources such as forums, peer councils, expert series, and industry expert blogs.
5)Flexible subscription pricing and billing model. We sell the solutions on our platform on a subscription basis that meets the specific needs of our customers and expands as they add new customers, deliver new services based on our solutions and when the IT services provider customers add devices and services. We offer our customers the flexibility to purchase solutions with pricing based on committed volumes or on a “pay-as-you-go” model ranging from monthly to multi-year terms, where our partners pay based on the volume of our solutions they and their customers are committed to or consume on a monthly basis. Additionally, we offer flexible deployment models across cloud, on-premises and hybrid cloud infrastructures that accommodate the IT environment preferences and needs of our customers.
6)Efficient deployment and scale. Our platform is designed to be quickly configured and deployed by our IT services provider customers and enable efficient delivery of services to their customers. Our customers are able to easily define business roles and processes and then leverage our automation capabilities to deploy those policies across their customers’ IT environments to manage and maintain consistent standards of service. The automation in our platform is also designed to help our customers scale their customer base with fewer technical support personnel.
Our Differentiated Go-to-Market Approach
Our go-to-market approach is grounded in a differentiated, multi-dimensional land and expand model. Our business model and alignment with our customers gives us the leverage and sales reach to efficiently and effectively serve SMBs and mid-market businesses. We grow with our customers as they expand their customer bases, deliver new services powered by our solutions and when their customers add devices and services. Our partner success strategies further enhance our model’s efficiency by empowering our customers to grow their businesses and expand their customer bases and consumption of solutions on our platform.
To add new customers, we employ an efficient low-touch, high-velocity “selling from the inside” motion. Our sales motion is rooted in selling online or over the phone to customers of all sizes across any location through a prescriptive approach that adheres to standardized pricing and agreements. We power this sales motion with a marketing model that is highly flexible, analytics-driven and designed to efficiently drive digital traffic and high-quality opportunities. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including search engine optimization (“SEO”), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. Our low-friction sales motion and marketing model also allow prospective customers to trial fully functional versions of the solutions on our platform, which is frequently a step to broader adoption. Internationally, we augment our go-to-market approach in certain regions with a targeted and localized distributor model.

We believe our differentiated go-to-market approach benefits our business for a number of reasons, including:
1)Sales reach extension. Our customers effectively extend our sales reach into the worldwide SMB and mid-market company markets. When we acquire a new IT services provider customer, we also add its customers and continue to benefit as the IT services provider expands its customer base.
2)Sales expansion through natural adoption. IT services providers expand usage of our offerings over time when they add new customers and when their customers add new devices and services. As digital transformation trends continue to impact SMBs and mid-market businesses, our platform facilitates the delivery of new and enhanced services by our IT services provider customers to their customers.
3)Capital efficient scaling. We gain significant operating leverage through our IT services providers customer acquisition efforts and the support and overhead they provide to service their customers.
4)Loyalty and retention. Our best-in-class partner success strategies drive loyalty and retention by providing our IT services provider customers with resources designed to help them better understand and pursue growth opportunities using our platform.
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
1)Expand our IT services providers footprint. Our partner acquisition model is driven by us adding new customers that develop and deliver services powered by our platform. We focus on adding customers that have the opportunity to grow their businesses alongside us and increase consumption of solutions on our platform.
2)Facilitate MSP-enabled growth. When we add an MSP customer, we expand our relationship with the customer through two routes. We grow when our MSP customers expand their SMB and mid-market customer base. We also grow when our MSP customers deliver new or enhanced services to their customers based on our solutions and when their customers add devices and services. As digital transformation initiatives at SMBs and the mid-market are pushing them to modernize their IT systems, we are seeing tailwinds in the adoption and usage of our solutions by SMB and mid-market customers through our MSP customers. We utilize numerous partner success strategies to help our MSP customers expand their customer bases by educating them on how to introduce deeper and broader sets of service offerings. In this manner, our MSP customers serve as an extension of our sales footprint while requiring minimal incremental sales efforts by us. Our ability to expand within our customer base is demonstrated by our dollar-based net revenue retention rate, which was 103%, 110% and 103% for each of the trailing twelve-month periods ended December 31, 2024, 2023 and 2022, respectively.
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
5)Broaden our co-managed IT footprint. In addition to providing services for SMBs and the mid-market, some of our IT services provider customers service larger businesses through a co-managed IT model, sharing responsibility for IT management and services with an internal IT team. We believe that increased adoption of co-managed IT models will continue to be a meaningful driver of market expansion.
6)Deliver globally. We are a global software company, generating 51.8%, 51.2% and 51.3% of our total revenue from outside of the United States in the years ended December 31, 2024, 2023 and 2022, respectively. We intend to target markets around the world where we have an established presence and distribution channels and further expand to new markets through channel and personnel growth and market-specific solutions.

Our Platform
We deliver a platform of integrated solutions that enables our IT services provider customers, including MSPs, to manage and secure the IT environments and assets for their SMB and mid-market end customers, as well as more efficiently manage their own businesses. Purpose-built to address a wide range of IT services provider needs, our subscription-based platform is scalable, extensible, and easy to deploy.
Our platform consists of three core solution categories: unified endpoint management, data protection as-a-service and security. In addition to our core solution categories, we offer business management solutions that help improve the technical and service delivery efficiencies of our customers.
Unified endpoint management
Our unified endpoint management (“UEM"”) solutions provide our customers with visibility and insights into the availability and performance of their customers’ networks, infrastructure, devices and applications, all through a centralized dashboard. Our UEM solutions are designed to support the needs of customers of all sizes and accommodate complex and heterogeneous SMB and mid-market customer environments. In addition, our UEM technology serves as the foundation for the managed services model, allowing our customers to remotely monitor and access their customers’ IT environments. Through our UEM solutions, we can address the unified endpoint management needs of IT services providers of all sizes across cloud, on-premises and hybrid cloud environments. We leverage a wide variety of service checks such as SNMP, WMI, ICMP, UDP/TCP, API and scripts to gather and correlate data that our customers use to maximize uptime and productivity for their customers.
Our UEM solutions include a fulsome set of remote monitoring capabilities across devices, endpoints and infrastructures designed to allow our IT services provider customers to:
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
Data Protection as a Service
Our data protection capabilities are fully cloud-based and include backup and disaster recovery for servers, virtual machines, workstations, files, data, and key cloud-based applications. Our multi-tenant platform and secure remote delivery architecture is designed to provide our customers with the flexibility to choose and deploy the best solution based on their respective risk postures.
Backup, Recovery and Disaster Recovery. Our backup, recovery and disaster recovery solutions are designed to help our customers:
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

Security
Our security solutions are designed to help our customers secure their own IT environments and data and those of their customers. We provide a layered protection approach that spans network and systems infrastructure, applications, and end user devices through our patch management, endpoint security, managed detection and response, extended detection and response, web protection, e-mail security and archiving and vulnerability assessment solutions.
Endpoint Protection. We have two approaches to endpoint security: a traditional antivirus-based approach, which includes full disk encryption, and a next-generation endpoint detection and response offering, which enables attack prevention and simple rollback. Our endpoint detection and response solution helps our customers to prevent, detect and respond to ever-changing cyber-threats, as well as recover quickly when ransomware or other attacks occur. This solution is designed to enable our customers to:
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
Extended Detection and Response. We offer a powerful cloud-native extended detection and response (“XDR”) platform that leverages machine learning to identify cyber-threats, automate remediation rules and system updates, and provide continuous compliance reporting. This solution is designed to enable our customers to:
•consolidate security information and event management (SIEM) and security orchestration, automation and response (SOAR) for threat detection, investigation, and response through centralized XDR;
•help identify, detect, analyze, and prioritize anomalous behavior in real-time using UEBA data science; and
•use artificial intelligence to detect known and unknown threats—specifically when determining an insider threat, account takeover, and privilege abuse or misuse.
Managed Detection and Response. We offer around-the-clock threat hunting and remediation of clients’ systems for cyber-threats, abnormal activities, and dark web monitoring. This solution is designed to enable our customers to:
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
Patch Management. We offer a flexible cloud-based patch management solution, which is designed to enable our customers to:
•easily update systems, applications and devices to help ensure connected endpoints are in compliance with up-to-date security protocols; and
•provide flexible options for automated, scheduled or manual deployment of patches based on a number of criteria, including severity of vulnerability and customer service level.
Web Protection and Content Filtering. Our web protection and content filtering solution allows our customers to set content-filtering policies, website access controls and time and content-based browsing policies to help keep workforces secure and productive. This solution is designed to allow our customers to:
•block device users from visiting suspected and confirmed unsafe sites;
•establish allow and block lists to override category-based filters; and
•filter internet activity by day, category and URL to reveal trends, spikes and irregularities.

Mail Protection and Archiving. Our e-mail security solutions leverage external threat feeds and internal data based on the millions of emails we process daily in order to help our solution identify attacks and secure our IT services provider customers and their customers’ email systems. Our solutions are designed to secure emails by providing customers with:
•a web-based dashboard to enable customers to continue sending and receiving email if their primary email service has an outage;
•an email archive to store and retrieve email; and
•additional protection against spam, malware, ransomware and other email-borne threats based on data collected from our customers and their customers around the world.
Business Management.
Our business management solutions include professional services automation, automation and scripting management, password management policies, and reporting and analytics. Our MSP customers use our business management solutions to manage their own IT and business environments and to service their customers. Our solutions integrate with third-party professional services automation tools, IT services management products and other key technologies utilized by MSPs.
Professional Services Automation and Ticketing. Our professional services automation and ticketing system can be used by our MSP customers to manage their businesses in the following ways:
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
Password and Documentation Management. Our password and documentation management offering provides a simple, yet secure, solution tailored to the operations of our MSP customers. This solution helps our MSP customers:
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
Technology
Key features of our platform include:
Extensibility. Our flexible platform allows users to easily extend the built-in functionality with deep integrations to create custom monitoring capabilities in conjunction with a broad range of third-party tools. We built our platform to be extensible through an open ecosystem framework to enable rapid integration with a broad universe of third-party technologies. We leverage this framework across our Technology Alliance Program and integrated solution partnerships described below, allowing us to create integrations that deliver embedded user interface experiences. Our open ecosystem framework enhances our ability to deliver a single point of management across the myriad of solutions, tools and other technologies that MSPs use to manage their customers’ environments. This enables our MSP customers to have deep visibility into their SMB and mid-market customers’ environments and access to enterprise-grade technology while also allowing us to quickly add integrations to efficiently deliver new monitoring capabilities to our MSP customers.
Multi-tier, multi-tenancy. Our multi-tier, multi-tenant platform allows our MSP customers to efficiently manage multiple customers and sites across cloud, on-premises and hybrid cloud environments from a single pane of glass. Our multi-tenancy extends beyond our MSP customers and is able to power seamless integration with key distributors. Our multi-tier, multi-tenant architecture also enables our global distributors to effectively deliver our solutions to a broad set of customers from a single instance of our platform.
Automation. Our platform features over 100 out-of-the-box policies to automate common tasks and for resolution of frequently occurring issues, enabling our MSP customers to focus on higher value activities. Our no code visual workflow builder and over 600 design elements make it possible for technical and non-technical personnel at our customers to create and customize powerful automated processes for both proactive and reactive workflows. Our customers can easily manage automation policies and track change configurations via detailed reporting within our platform.
Unified agent management. MSPs utilize software agents to collect data and facilitate connections to their customers’ endpoints. It can be time-consuming and burdensome to deploy and update these agents, particularly in a distributed or mobile workforce. We have a unified agent management system that helps our MSP customers deploy agent capabilities and update new features across multiple customer environments. Our approach to agent management is designed to make deploying new software and services fast and easy for our MSP customers.
Security. We have invested heavily to build solutions in a secure manner. Our Secure Software Development Lifecycle guides the manner in which we develop our solutions and reflects our efforts to continuously improve our processes. We regularly conduct penetration tests on our solutions with third parties and work with customers who conduct them as part of their evaluation cycles. As a part of our rigorous security procedures, we continuously evaluate our solutions with static analysis tools and develop approaches to address material identified vulnerability issues. All of this is augmented by a formal Incident Response procedure designed to appropriately triage, escalate and remediate or mitigate incoming incidents. Certain of our solutions or data centers meet one or more of the following security compliance standards, which vary by product or location: HIPAA, ISO/IEC 27001:2013 or ISO/IEC 27001:2022, ISO 9001, NIST 800-53, PCI DSS, SOC 1 Type II and SOC 2 Type II.
Common user interface and user experience model. Our platform has been purpose-built to provide a consistent, intuitive and easy to use experience for our customers. We are constantly improving the ease with which our customers can engage with our platform to allow them to efficiently deploy our solutions and accomplish their business goals.
Global footprint. We operate a global, multi-cloud architecture in order to deliver the best customer experience across both speed and customer choice regarding data sovereignty. We operate our workloads out of a mix of private data centers, AWS and Azure. This global reach enables us to deliver extensive choice to partners who have various data storage requirements.
Strategic Technology Partnerships
We designed our platform and solutions to be highly extensible which has allowed us to develop a vast technology partner ecosystem. We have three ways to deliver solutions from our strategic technology partners to our customers:
Technology Alliance Program. Through our Technology Alliance Program, we enable third-party technology or software vendors to integrate with our platform to streamline workflows and share data. When a vendor joins the program, the relationship is formalized through a marketing agreement that sets expectations for joint marketing efforts such as webinars for our customers. Once accepted to the program, these strategic partners have access to integration resources such as API documentation, as well as support and guidance from our product management team.
Integrated solution partnerships. These strategic partnerships allow us to embed best-of-breed third-party offerings directly into our platform and enable our IT services provider customers to sell these solutions to their customers. Through our integrated solution partnerships, we manage joint roadmap integration, full go-to-market launch, and commercialization, thereby providing a greater breadth of offerings to address the various needs of our customers.
Large enterprise technology vendors. We have partnerships with large enterprise technology vendors, which we believe validates our strategic differentiation in the IT services provider market. Through these strategic partnerships and our multi-tier, multi-tenant architecture, we are able to offer our customers a unified platform that includes offerings from these vendors such as integration with Microsoft Intune, deep support for Mac, and robust monitoring for cloud services such as Meraki. These strategic partnerships expand the surface area of the devices that our customers can manage and secure.
Our Customers
Our customers purchase our solutions on a subscription basis to power managed services sold to their customers or for their own internal business management.
Our customers range in scale from IT firms with one or two technicians to large IT services providers with thousands of employees. They also range in geographical distribution, including some focused on local or regional customers and others with multi-national presences. Some of our customers deploy multiple solutions on our platform across their entire customer base while others use our platform to service only a portion of their customers. The end customers serviced by our IT services providers customers generally have fewer than 2,500 employees and span a wide range of industry verticals, including financial services, healthcare, professional services, education and manufacturing.
As of December 31, 2024, we had 2,349 customers with ARR over $50,000 on our platform, up from 2,196 as of December 31, 2023, representing an increase of 7.0%. Over the same period, these customers grew from approximately 56% of our total ARR as of December 31, 2023 to approximately 57% of our total ARR as of December 31, 2024. We calculate ARR by annualizing the recurring revenue and related usage revenue inclusive of discounts, excluding the impacts of credits and reserves, recognized during the last day of the reporting period from both long-term and month-to-month subscriptions. We use ARR, and in particular ARR attributable to customers with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our customers.
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
We segment our sales and marketing strategies by the needs of prospective customers and existing customers based on the stage of their respective business lifecycle. After we add an MSP customer, our partner success program is designed to help them better manage their own businesses, offer services enabled by our platform and expand their customer bases and usage of our solutions.
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
We target our marketing efforts through a segment specific approach. For potential customers that have less complex IT needs, we typically deploy a low-cost, low-touch strategy. For potential customers that have more complex IT needs, we leverage a cost-efficient, account-based marketing model to target and educate them. Internationally, we partner in specific regions with our global network of distributors to drive a localized marketing strategy.
In addition, we engage existing and prospective customers through ongoing partner success and community-based initiatives. As part of our partner success strategies, our marketing efforts are designed to educate MSPs about the features of both the service offerings that they currently use and service offerings that they do not use, as well as how our solutions can help them grow their businesses. Leveraging our deep industry expertise, we provide a range of community-based resources for our customers, including peer-to-peer webinars, online and in-person events, and content resources that are designed to help them better realize the value of our platform.
Sales
We deploy a highly effective and disciplined approach to sales that has foundations in the “selling from the inside” culture. This approach is rooted in having our sales organization selling online or over the phone, using a structured approach to managing opportunities, and adhering to standardized pricing and contract terms. Our sales team handles customer accounts of all sizes and across geographies through our selling from the inside approach.
Our sales organization is organized by our key solution categories as well as by geographic region. Our dedicated sales teams receive high-quality opportunities from our marketing and business development motions to engage with prospects, supporting our multi-dimensional customer acquisition motion. This is further powered by our low-friction, free-trial approach that allows prospective MSP customers to trial a fully functional version of our platform. When these prospective customers realize the value of our platform, they can then purchase solutions on our platform at the size and level of functionality appropriate for their and their customers’ IT environments.
Furthermore, our combined efforts across marketing, partner success and sales motions drive high-quality opportunities from our existing customer base that advances our expand go-to-market strategy. This approach allows us to cross-sell and expand product penetration within our existing MSP customer base. We adhere to a disciplined, data-driven approach to converting opportunities quickly and efficiently based on our understanding of the prospect or existing partner’s specific product demands and the inflection points in the selling process.

We also sell our software through distributors and resellers to supplement our direct sales force, as well as to initiate and fulfill sales orders from MSPs and SMBs that prefer to make purchases through a specific distributor or reseller. Our localized channel strategy in international markets allows us to offer in-market solutions, sales, marketing and support in the local language. Our base of channel distributors proactively create demand for our solutions and bring new opportunities and customers to us. We are also able to flexibly deploy a hybrid approach in which our sales specialists work alongside our distributors and resellers when targeting and landing higher value transactions within these local markets.
Partner Success
We provide numerous partner success strategies that help MSPs and SMBs leverage our platform to expand their customer bases and service offerings and become more efficient business operators. Our partner success teams are categorized into onboarding, post-sales engineering, and partner success management. These cross-functional teams collectively educate our MSP and SMB customers on how to properly configure and use our platform and solutions for their individualized use cases and how to build successful businesses on our platform.
Through our customer success center, N-ableMe, our customers have access to a range of educational resources such as the MSP Institute, Head Nerds, and community-based knowledge. Our MSP Institute provides training, tips, and playbooks across business, sales, marketing, and technical tracks from experts and industry leaders. Our Head Nerds program delivers training, resources, and consultative sessions to help our customers understand and optimize their businesses for the most important growth areas including security, backup, automation, and operations.
We utilize our deep partner community as a valuable source of information exchange. Through moderated forums, peer councils, expert series and industry expert blogs, our customers learn best practices about how to create and sell services, protect their customers and stay ahead in the rapidly evolving managed services space.
Support
Our experienced and in-region support teams provide our customers with 24x7x365 technical support for our platform and solutions.
Research and development
Our research and development organization is primarily responsible for the architecture, design, development, testing and deployment of new solutions and improvements to existing solutions, with a focus on ensuring that our platform is fully integrated and extensible.
We have designed our software development process to be responsive to the needs of our customers, cost-efficient, and agile. We work closely with our customers throughout the development process to build solutions that address the problems our customers face. We regularly have a subset of our customers participate in processes to validate that our solutions and features are what they are looking for to improve their operations and address their most pressing demands.
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
Competition
We compete in a large and fragmented industry with several vendors that provide technologies used to service SMBs and mid-market companies. We compete with vendors in the following categories:
•MSP pure-play: Vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are ConnectWise, Kaseya, and NinjaOne.
•Niche or domain-specific: Small to large enterprise vendors that provide solutions focused on a particular service that may be sold by IT services providers or purchased directly by an SMB or mid-market company, such as network monitoring, systems management, email security, remote access and support and data protection. Examples of such vendors are Acronis, ArcticWolf, ManageEngine, Proofpoint, Sophos and Veeam.
We believe the principal competitive factors in our market include:
•breadth and extensibility of features and functionality;
•focus on and alignment with IT services providers, SMB, and mid-market success;

•scalability, performance and reliability of our platform and solutions;
•ability to solve the technical and business problems of customers of all sizes and complexities;
•flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment;
•continued innovation to keep pace with evolving technology requirements and the changing needs of the SMB and mid-market;
•ease of use and deployment;
•brand awareness and reputation among IT services providers, MSPs, their technicians and other IT professionals;
•total cost of ownership and alignment of cost with business objectives and needs of IT services providers, MSPs, SMBs, and mid-market businesses; and
•effectiveness of sales and marketing efforts.
We believe that we compete favorably on these factors.
Our People
We are a global software company. As of December 31, 2024, we had 1,773 employees fully dedicated to our business, of which 447 were employed in the United States and 1,326 were employed outside of the United States. Of these employees, 1,765 were employed full time. Of our 1,773 employees as of December 31, 2024, 131 employees joined N-able in connection with the November 20, 2024 acquisition of Adlumin, Inc. (“Adlumin”), all of whom are employed full time in the United States. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Fourth Quarter Financial Highlights” and Note 3. Acquisitions in the Notes to Consolidated Financial Statements for further details regarding the acquisition of Adlumin. We strive to keep our people at the center of everything we do and foster a positive relationship with our employees, based on our values and culture of belonging which we continue to nurture and develop. We are not party to any collective bargaining agreements.
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
As a part of our employee engagement strategy, we focus on the following key pillars that have been important to offering an extraordinary employee experience: Diversity, Equality and Belonging (“DEB”), N-ablite Giving, Wellness, and Fun. We want our employees to feel supported to do their best work and N-joy the Journey along the way.
Diversity, Equality and Belonging
As a global company, we have the distinct advantage of employing talented individuals across many different ethnicities, genders, races, religions, sexual orientations and generations, all supported through a focus on innovation and inclusion. Communities of Interest (“COIs”) are a core part of our DEB strategy and are employee-driven, company-sponsored interest groups that are open to all N-able employees globally, intended to foster inclusivity and belonging. We currently have the following global COIs: PRISM, supporting our LGBTQIA+ community; WONDER, supporting women in our workplace; and Shades, supporting our employees of color. Our President and CEO signed the CEO Action for Diversity and Inclusion Pledge (this was the second year of our pledge), reinforcing the Company’s support and commitment towards building a culture of belonging at N-able. We also launched an internal site with resources and information to allow employees to celebrate what makes us unique and invite others to join us on our journey. Our aim is to create a positive and uplifting work environment that leads to more trust, engagement, and excellence. We believe that our culture of belonging enables us to deliver strong financial performance and build lasting relationships with our communities around the globe.
Giving: Community Involvement
We encourage and support our employees to give to the communities in which they live and work. Employees receive two fully paid VoluNteer Days annually and we encourage them to leverage this time to support causes that are meaningful to them. During our annual Season of Giving, employees join company coordinated volunteer events to make an even bigger impact. In 2024, employees across the globe used their VoluNteer Days to donate more than 3,200 hours to non-profit organizations in their local communities. In addition, employees have a fundraising forum to provide visibility to giving opportunities they are a part of and for which they want monetary donations.
Wellness
Supporting our employees’ abilities to prioritize and maintain their overall health and well-being is an important focus area to drive engagement and create an exceptional experience. We provide resources ranging from comprehensive benefits to specialized wellness programming to a global Employee Assistance Program (EAP) with local language support at no cost to employees and their family members. Our internal site provides access to resources and new ways to stay healthy - whether it’s physical, mental, financial or social. We also offer wellness-focused programs virtually and at our hubs, such as Global Wellness Fairs at our Collaboration Hubs, employee-led meditation sessions, healthy meal education, and financial wellness workshops.
Learning and Development
We are committed to providing our employees with a holistic growth and learning journey to help them make the most of their careers. Our learning and development program includes uniquely designed group training for new hires during their onboarding process, as well as various development programs and courses to support career growth and help employees achieve their full potential. Whether it is through taking courses through N-ablite Learning, supporting internal mobility, or raising awareness of the importance of continuous learning during our special Adult Learner’s Week program, we aim to provide the guidance and support N-ablites need to grow their career.
Notable Recognition
N-able’s achievements as an employer of choice earned us several notable awards throughout 2024. We achieved Great Place to Work certification, a globally recognized authority on company culture. Additionally, notable awards include three Stevie Awards, including for Chief People Officer, Kathleen Pai, Woman of the Year – Business Services, Achievement in Diversity & Inclusion, and for Achievement in Employee Engagement. N-able was also recognized by Comparably among the companies with the Best HR Team, Best Company Outlook (Two-time winner), Best Company Leadership, Best Company Career Growth (Three-time winner), Best Company Work-Life Balance (Two-time winner), Best Company Perks & Benefits (Two-time winner), Best Company Happiness (Three-time winner), Best Company Compensation (Four-time winner), Best CEO (Three-time winner), and Best Company Culture (Two-time winner). We were also recognized as Top 50 Human Resources Team 2024 OnCon Awards, and HR Team of the Year (EMEA) by HRO Today Association. In addition, we received the Advancing Diversity in Technology Leadership Award by CompTIA North America, and Great Tech Place to Work by NC Tech.
We believe the combination of our relationship with our employees, the strength of our software platform and our alignment with our customers and business model differentiates us in the market as an employer of choice. Our ability to achieve our goals has always been, and continues to be, a result of the strong values and tremendous passion of our people. We continue to invest in attracting top talent, training and development initiatives and motivating, engaging and retaining high potential employees.
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2024, we owned nine issued U.S. patents and one issued foreign patent, with expiration dates ranging from February 22, 2033 to July 7, 2041. N‑able may consider filing patent applications in the future, and we cannot guarantee that patents will be issued with respect to the current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

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
Governmental Regulations
Our business is subject to various federal, state, local and foreign laws and regulations, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, health and safety, employment, immigration and travel, cybersecurity, privacy, data protection and localization and anti-corruption. These laws and regulations may differ among jurisdictions, and compliance with them may have a materially adverse impact on our business and results of operations. For more information about potential impacts of government regulations, see the section titled “Risk Factors—Risks Related to Governmental Regulation.”
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
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide to fall below expectations.
•If we are unable to sell subscriptions to IT services provider customers, to sell additional solutions to our existing customers or to increase the usage of our solutions by our existing customers, our revenue growth and operating results could be adversely effected.
•Our business depends on customers renewing their subscription agreements. If our subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.
•We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers at our historic rates.
•Our success depends on our ability to adapt to the rapidly changing needs of IT services providers, MSPs, and their SMB mid-market customers.
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
•Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States, our business is susceptible to risks associated with international operations.
•We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or that could cause errors or failures of our solutions and lead to a loss of customers or harm to our reputation and our operating results.
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
•Our solutions use third-party software that may be difficult to replace or cause errors or failures of our solutions that could lead to a loss of customers or harm to our reputation and our operating results.
Risks Related to Cybersecurity and the Cyber Incident
•Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our customers’, or their SMB and mid-market customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our customers’, or their SMB and mid-market customers’ systems, the exploitation of vulnerabilities in our, our customers’, or their SMB and mid-market customers’

environments, the theft or misappropriation of our, our customers’, or their SMB and mid-market customers’ proprietary and confidential information, and interference with our, our customers’, or their SMB and mid-market customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
•The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer and employee relations, results of operations, financial condition or cash flows.
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
Risk Factors
Risks Related to Our Business and Industry
Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide to fall below expectations.
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
Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:
•our ability to maintain and increase sales to existing customers and to attract new customers, including selling additional subscriptions to our existing customers to deliver services to their SMB and mid-market customers or for their internal use;
•changes in SMB and mid-market demand for services provided by our IT services provider customers, including those related to the number of customers serviced by our IT services provider customers and the reduced amount of services provided by our IT services provider customers to their SMB and mid-market customers;
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
•the timing and success of new offerings, enhancements or functionalities introduced by us or our competitors, including potential deferral of orders from our customers in anticipation of new offerings or enhancements announced by us or our competitors;
•any other change in the competitive landscape of our industry, including consolidation among our competitors, customers, SMBs, or mid-market companies, and strategic partnerships entered into by us and our competitors;
•our ability to obtain, maintain, protect and enforce our intellectual property rights;
•changes in our subscription pricing or those of our competitors;
•the impact of new accounting pronouncements;
•general economic, industry and market conditions that impact expenditures for IT management technology for SMBs and mid-market companies in the United States and other countries where we sell our solutions;
•significant security breaches, such as the Cyber Incident, technical difficulties or interruptions to our solutions or infrastructure;
•changes in tax rates, laws or regulations in jurisdictions in which we operate; and
•the impact of a recession, pandemic, or any other adverse global economic or political conditions on our business.
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
We report certain market opportunity estimates, forecasts of market growth, and other metrics, which could prove to be inaccurate, and any real or perceived inaccuracies may negatively affect our reputation and our business.
Certain estimates and information concerning our industry and market are based on third-party sources, and our estimates of our market opportunity are based on such information. Although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data, and such information may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasted that we have reported, we may not successfully access these markets and our business could fail to grow at similar rates, if at all.
Additionally, certain of our operational metrics, such as annual recurring revenue (ARR), are calculated using internal systems and tools that are not validated by an independent third-party, and may differ from estimates or similar metrics published or used by third-parties due to differences in methodologies and assumptions. Our internal systems, tools, and processes have a number of limitations, and our data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, we could be subject to legal claims, and our business, reputation, financial condition, and results of operations could be adversely affected. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies.
If we are unable to sell subscriptions to new customers, to sell additional solutions to our existing customers or to increase the usage of our solutions by our existing customers, our revenue growth and operating results may be adversely effected.
We provide our solutions primarily under monthly or annual subscriptions to our customers. A subscription generally entitles a customer to, among other things, support, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each, if and when available. To increase our revenue, we must regularly add new customers and expand our relationships with our existing customers. We also rely, to a significant degree, on our customers establishing and maintaining relationships with their SMB and mid-market customers, for our IT services provider customers to add new SMB and mid-market customers, for those customers to add new devices and to drive adoption of new services that we offer. When our customers move from month-to-month contracts to longer-term contracts, or renew their longer-term contracts, they may reevaluate their needs and decrease their usage. In addition, economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the industries of SMBs and the geographic regions in which we, our customers and their SMB and mid-market customers operate; this may result in reduced demand and increased price competition for our offerings. Uncertainty about future economic conditions may, among other things, negatively impact the current and prospective SMB and mid-market customers of our IT services provider customers and result in delays or reductions in technology purchases. Even if we capture a significant volume of opportunities from our digital marketing activities, we must be able to convert those opportunities into sales of our subscriptions in order to achieve revenue growth.
We primarily rely on our direct sales force to sell our solutions to new and existing customers and convert qualified opportunities into sales using our low-touch, high-velocity sales model. Accordingly, our ability to achieve significant growth in revenue in the future will depend on our ability to recruit, train and retain sufficient numbers of sales personnel, and on the productivity of those personnel. Our recent and planned personnel additions may not become as productive as we would like or in a timely manner, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do or plan to do business.
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
Our business depends on customers renewing their subscription agreements. If our subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.
The significant majority of our revenue consists of subscription revenue. Our subscriptions generally have recurring monthly, annual, or multi-year subscription periods. Our customers have no obligation to renew their subscription agreements after the expiration of their subscription.
It is difficult to accurately predict long-term customer retention. Our customers’ subscription net revenue retention rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings, the prices of our solutions, the prices of tools and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscription arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer.
We may not have visibility into a portion of our revenue that is consumption-based, which may result in our financial position and results of operations falling below internal or external expectations, which could negatively impact the price of our common stock.
A portion of our revenue is recognized based on consumption as customers use certain aspects of our platform, whether such usage is beyond their paid subscriptions or on an individual basis. This usage is particularly applicable to our unified endpoint management (“UEM”) solutions and our Cove backup, recovery and disaster recovery solutions. Unlike our subscription revenue, which is recognized ratably over the term of the subscription, we generally recognize consumption revenue as the services are delivered. Because our customers have flexibility in the timing of their consumption, we do not have the visibility into the timing of revenue recognition that we have with our subscription revenue. There is a risk that our customers will not use portions of our platform that provide consumption-based revenue at all or more slowly than we expect, and our actual results may differ from our forecasts. Further, investors and securities analysts may not understand how the consumption-based portion of our business differs from the subscription-based portion of our business, and our business model may be compared to purely subscription-based business models or purely consumption-based business models. If our quarterly or annual results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our common stock could decline substantially, and we could face costly lawsuits, including securities class actions.
We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers at our historic rates.
We operate in a highly competitive and dynamic industry driven by the technology needs of IT services providers, MSPs, SMBs and mid-market companies. Our industry is large and fragmented with several vendors that provide technologies used by MSPs and other IT services providers to service SMBs and mid-market companies. Competition in our market is based primarily on solution capabilities, including: breadth and extensibility of features and functionality; focus on and alignment on customers’ success; scalability, performance and reliability of our platform and solutions; ability to solve the technical and business problems of customers of all sizes and complexities; flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment; continued innovation to keep pace with evolving technology requirements and the changing needs of the SMB and mid-market companies; ease of use and deployment; brand awareness and reputation among IT services providers, their technicians and other IT professionals; total cost of ownership and alignment of cost with business objectives and needs of IT services providers, MSPs, SMBs and mid-market companies; and effectiveness of sales and marketing efforts. Our customers have limited barriers to switching to a competitor’s solution from our platform if we fail to provide solutions and services that meet their needs. In addition, many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and longer operating history, broader distribution and established relationships with IT services providers, larger sales and marketing budgets and resources, greater customer support resources, greater resources to make strategic acquisitions or enter into strategic partnerships, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.
We face competition from IT vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Kaseya, ConnectWise and NinjaOne. In addition, we compete with small to large enterprise vendors that provide solutions focused on a particular service that may be sold by IT services providers and MSPs, such as managed detection and response, extended detection and response, network monitoring, systems management, email security, remote support and data protection. Examples of such vendors are Acronis, ArcticWolf, eSentire, ManageEngine, Proofpoint, Sophos and Veeam.
New start-up companies that innovate and large competitors, or potential competitors, that make significant investments in research and development may invent similar or superior solutions and technologies that compete with our subscriptions. In addition, some of our larger competitors, or potential competitors, have substantially broader and more diverse solutions and services offerings. This may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other solutions or incorporate functionality into existing solutions to grow their business in a manner that discourages users from purchasing our solutions and subscriptions, including through selling at zero or negative margins, offering concessions, solutions bundling or closed technology platforms. In addition, customers that use legacy tools and services of our competitors may believe that these tools and services are sufficient to meet their IT needs or that our platform only serves the needs of a portion of the SMB and mid-market IT market. Accordingly, these organizations may continue allocating their IT budgets for such legacy tools and services and may not adopt our offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other competitive providers. As a result, these organizations may prefer to purchase from their existing suppliers rather than to add or switch to a new supplier using our solutions and services, regardless of solution performance, features or greater services offerings.
As the IT services providers industry evolves, the competitive pressure for us to innovate encompasses a wider range of services, including new offerings that require different expertise than our current offerings. Some of our competitors have made acquisitions or entered into strategic relationships with one another to offer more competitive, bundled or integrated solution offerings and to adapt more quickly to new technologies and customer needs. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Companies and alliances resulting from these possible consolidations and partnerships may create more compelling solution offerings and be able to offer more attractive pricing, making it more difficult for us to compete effectively.
These competitive pressures in our market or our failure to compete effectively may result in price reductions, decreases in net customer retention rates, reduced revenue and gross margins and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.
Our success depends on our ability to adapt to the rapidly changing needs of IT services providers and their SMB and mid-market customers.
The SMB and mid-market IT companies IT market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our IT services providers customers and their customers operate in markets characterized by rapidly changing technologies and business plans, which require them to adopt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our long-term growth depends on our ability to continually enhance and improve our existing offerings and develop or acquire new solutions that address the common problems encountered by technology professionals on a day-to-day basis in an evolving IT management market, including adapting to rapidly changing technologies and user preferences, adapting our offerings to evolving industry standards, predicting user preferences and industry changes in order to continue to provide value to our customers and to improve the performance and reliability of our offerings. The success of any enhancement or new solution depends on a number of factors, including its relevance to customers, changes to the form factors in technologies powering the businesses of SMBs, timely completion and introduction and market acceptance. New solutions and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such solutions or enhancements. If our new offerings are not successful for any reason, certain offerings in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
If we fail to integrate our solutions with a variety of operating systems, software applications, platforms and hardware that are developed by others or ourselves, our solutions may become less competitive or obsolete and our results of operations would be harmed.
In order to meet the needs of our customers, our solutions must integrate with a variety of network, hardware and software platforms, and we need to continuously modify and enhance our solutions to adapt to changes in hardware, software, networking, browser and database technologies. We believe a significant component of our value proposition to customers is the ability to optimize and configure our solutions to integrate with our systems and those of third parties. If we are not able to integrate our solutions in a meaningful and efficient manner, whether through our inability to continue to adapt or because third parties restrict our ability to integrate with their networks, hardware or software, demand for our solutions could decrease, and our business and results of operations would be harmed.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $466.1 million, $421.9 million and $371.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
Acquisitions present many risks that could have an adverse effect on our business and results of operations.
In order to expand our business and functionality of our platform, we have previously made several acquisitions and may continue making similar acquisitions and possibly larger acquisitions as part of our growth strategy, including the acquisition of Adlumin, Inc. in November 2024. The success of our future growth strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Acquisitions are inherently risky and any acquisitions we complete may not be successful. Our past acquisitions and any mergers and acquisitions that we may undertake in the future involve numerous risks, including, but not limited to, the following:
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
•potential negative perceptions of our acquisitions by customers, financial markets or investors;
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
Our operating expenses have increased over the last several years, and we expect they may continue to increase as we hire additional personnel, expand our operations and infrastructure, both domestically and internationally, pursue acquisitions and continue to develop our platform's functionalities. If our revenue does not increase to offset these increases in our operating expenses, we will not be able to achieve or maintain our historical levels of profitability in future periods. While historically our revenue has grown, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our solutions, increasing competition, a failure to gain or retain customers, a decrease in the growth of our overall market, our technology or services becoming obsolete due to technical advancements in the SMB and mid-market IT market or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain cash flows on a consistent basis could cause us to halt our expansion, not pursue strategic business combinations, default on payments due on existing contracts, fail to continue developing our platform, solutions and services or experience other negative changes in our business.
Our operating income could fluctuate as we make future expenditures to expand our operations in order to support growth in our business, or if we fail to see the expected benefits of prior expenditures.
We have made significant investments in our operations to support growth, such as hiring substantial numbers of new personnel, investing in new facilities, acquiring other companies or their assets and establishing and broadening our international operations in order to expand our business. We have made substantial investments in recent years to increase our sales and marketing operations in international regions and expect to continue to invest to grow our international sales and global brand awareness. We also expect to continue to invest to grow our research and development organization, particularly internationally, such as with our new presence in India. We have made multiple acquisitions in recent years and expect these acquisitions will continue to increase our operating expenses in future periods. These investments may not yield increased revenue, and even if they do, the increased revenue may not offset the amount of the investments. We may also continue to pursue acquisitions in order to expand our presence in current markets or new markets, which may increase our operating costs more than our revenue. As a result of any of these factors, our operating income could fluctuate and may decline as a percentage of revenue relative to our prior annual periods.
Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States, our business is susceptible to risks associated with international operations.
We have international operations in Australia, Austria, Belarus, Canada, the Netherlands, the Philippines, Poland, Portugal, Romania and the United Kingdom. Revenue from customers outside of the United States represented 51.8% of our total revenue for the fiscal year ended December 31, 2024, and as of December 31, 2024, approximately 75% of our employees were located outside of the United States. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
•fluctuations in currency exchange rates in the markets where we do business, including the recently strengthened U.S. dollar, and as well as controls, regulations, and orders that might restrict our ability to repatriate cash;
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
•reduced or varied protection for intellectual property rights in some countries;
•the risk of increased exposure to potential cyber attacks, theft or compromise of our systems, security, data, proprietary or confidential information or intellectual property as a result of our international operations, whether by state-sponsored malfeasance or other foreign entities or individuals;
•laws and policies of the U.S. and other jurisdictions affecting international trade (including import and export control laws, tariffs and trade barriers), such as tariff schemes recently imposed or proposed by the U.S.;
•the risk of U.S. regulation of foreign operations; and
•other factors beyond our control such as natural disasters.
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, although our presence in Belarus has been substantially reduced since 2022, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. We also engage third party contractors that have a limited number of employees that reside in the Ukraine. In addition, we generated a de minimis amount of revenue from customers located in Ukraine during the years ended December 31, 2024 and 2023, and Russia and Ukraine during the year ended December 31, 2022. The extent and duration of the instability in the region, and any related risk to our operations, remains uncertain, and may be further exacerbated by the ongoing presence of Russian forces in Belarus and the participation of Belarus in the Russia-Ukraine conflict. To date, intermittent communications and mobile internet outages have occasionally occurred in Belarus, and the United States, the European Union and various other nations have imposed economic and trade sanctions and export control restrictions against multiple Belarusian officials and entities. The ongoing impact of these measures, as well as any further retaliatory actions, is uncertain and may pose security risks to our people, our facilities, our technology systems and our operations, as well as to the local infrastructure, such as utilities and network services, upon which our local teams rely and adversely affect our ability to continue to do business in the region. While we have risk mitigation efforts in place, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift our research and development activities to other jurisdictions, which may result in delays in our development cycle and the incurrence of additional costs. The disruption in the region also could adversely affect our suppliers, partners and customers, which could result in negative impacts to our business and results of operations. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could expose us to the risks noted above, as well as numerous other risks, and require us to re-balance our geographic concentrations, any or all of which could have an adverse effect on our operations, business and financial condition.
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
We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or that could cause errors or failures of our solutions and lead to a loss of customers or harm to our reputation and our operating results.
In order to provide our IT services provider customers with additional functionality on our platform, we often partner with best-of-breed technology developers through license arrangements to use their software in our offerings. We also resell certain third-party products as part of our full product offering. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software could result in decreased sales or decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, any errors or defects in or failures of the third-party software could result in errors or defects in our solutions, cause our solutions to fail or increase our exposure to cyberattacks, any or all of which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs. If we are required to replace such third-party software with new third-party software, such change may require significant work and require substantial investment of our time and resources. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.
Interruptions or performance problems associated with our internal infrastructure and its reliance on third-party technologies may adversely affect our ability to manage our business and meet reporting obligations.
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
We currently host certain of our solutions, and expect to increasingly host our solutions, on cloud infrastructure hyperscaler providers, such as AWS and Azure. In these cases, our solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure that may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control could negatively affect our platform and our ability to deliver our solutions to our customers. Any prolonged hyperscaler service disruption affecting our SaaS platform would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

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
Interruptions or performance problems associated with our solutions, including disruptions at any third-party data centers upon which we rely, may impair our ability to support our IT services provider customers.
Our continued operations depend substantially on the ability of our existing and potential customers to access our websites, software or cloud-based solutions within an acceptable amount of time. We have experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our website simultaneously and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website performance, especially during peak usage times and as our user traffic increases. If our websites are unavailable or if our customers are unable to access our software or cloud-based solutions within a reasonable amount of time or at all, our business would be negatively affected. Additionally, our data centers and networks and third-party data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base.
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

In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our solutions are unable to detect or prevent. Furthermore, as a well-known provider of solutions for IT services providers, including cloud-based technology, who in turn service a large number of SMBs, we and our customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation or the business and reputation of our customers and their SMB and mid-market customers. In addition, defects or errors in our solutions could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation and increase expenses and customer relations issues, and expose us to investigations, liabilities and other costs and negative consequences, all of which would adversely affect our business, financial condition, and operating results.

Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the IT services provider community may increase the risk we will suffer a security breach. Furthermore, our platform may fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our solutions to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our customers and the sophistication of malware, viruses and other threats. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to customer error, rogue customer employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. When faced with defects or errors, we will need to provide high-quality support to our customers during remediation efforts. If our customers are dissatisfied with our support or we otherwise fail to handle complaints effectively, our brand and reputation may suffer. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our solutions not provide significant value, our reputation and business would be harmed.

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
We support our customers by offering partner success strategies designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. If we do not effectively and successfully execute our partner success strategies, our ability to sell additional solutions to existing customers would be adversely affected and our reputation with potential customers could be damaged.

In addition, our sales process is highly dependent on our product and business reputation and on positive recommendations, referrals, and peer promotions from our existing customers. Any failure to maintain high-quality partner support, or a market perception that we do not maintain high-quality support, could adversely affect our reputation, our ability to sell our solutions to existing and prospective customers, and our business, operating results and financial condition.
If we fail to maintain or grow our brands, our financial condition and operating results might suffer.
We believe that developing, maintaining and growing awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. In addition, during 2021, we changed our brand from “SolarWinds MSP” to “N-able,” which may have resulted in the loss of customer recognition and may have adversely affected our business and profitability. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability providing reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our customer base and their SMB and mid-market customers in a variety of ways, including giving us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to promote and maintain our brands successfully, fail to maintain loyalty among our customers and their SMB and mid-market customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may be unable to attract new customers, retain our existing customers and our financial condition and results of operations could be harmed. Additionally, if our customers do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
In November 2024, we acquired Adlumin, Inc. Prior to the acquisition we marketed Adlumin’s managed detection and response (“MDR”) solution as “N-able MDR.” As we integrate Adlumin into our business, we may utilize the Adlumin brand name for our XDR or MDR solutions, sell such solutions under the N-able brand or some combination of the two. The transition to or from the Adlumin brand name may cause confusion or lack of brand recognition for these solutions, which could negatively impact our business and profitability. If we fail to integrate the Adlumin brand successfully, fail to maintain loyalty among legacy Adlumin customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain the Adlumin brand, we may be unable to attract new customers for our XDR or MDR solutions or retain existing customers of these solutions, and our financial condition and results of operations could be harmed.
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
In addition, the success of our digital marketing initiatives depends in part on our ability to collect customer data and communicate with existing and potential customers online and through phone calls. As part of the solution evaluation trial process and during our sales process, most of our customers agree to receive emails and other communications from us. We also use tracking technologies, including cookies and related technologies, to help us track the activities of the visitors to our websites. However, as discussed in greater detail below, we are subject to a wide variety of data privacy and security laws and regulations in the United States and internationally that affect our ability to collect and use customer data and communicate with customers through email and phone calls. Many jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or “spam” or regulate the use of cookies, including the European Union’s General Data Protection Regulation. These laws and regulations may impose significant monetary penalties for violations and complex and often burdensome requirements in connection with sending commercial email or other data-driven marketing practices. As a result, we may be required to modify or discontinue our existing marketing practices, which could increase our marketing costs.
We may need to reduce or change our pricing model to remain competitive.
We generally price our subscriptions on a per-device or per-user basis with pricing based on volume tiers. We may increasingly rely on a bundled pricing model. We have changed our pricing model from time to time, and may have to do so in the future. We believe that our price increase in 2023 may have adversely affected our business, and future increases may also adversely affect our business, operating results and financial condition. At the same time, as new or existing competitors introduce tools that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. As a result, we may be required or choose to reduce our prices or otherwise further change our pricing model, which could adversely affect our business, operating results and financial condition.
We have benefited from growth in the market for SMB and mid-market IT spending, and lack of continued growth or contraction in this market could have an adverse effect on our results of operations and financial condition.
As SMBs and mid-market companies invest in technology and their needs for continuous availability, performance and security grow, they have been increasingly relying on MSPs to manage these aspects of their businesses. In addition to MSPs, other IT services providers, such as value-added resellers, systems integrators, IT consultants and data center operators, have also adopted a managed services model. While we have benefited from the growth in SMB and mid-market spending on IT and the rise of the managed IT services model, the market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in both spending by SMBs and demand from SMBs for MSPs and IT services providers to provide oversight, management and security of their IT systems and devices. If this market fails to grow or grows more slowly than we currently anticipate, our results of operations and financial condition could be adversely affected.
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
For us to compete successfully and grow, we must retain, recruit and develop key personnel who can provide the needed expertise for our industry and solutions. As we move into new geographic areas, we will need to attract, recruit and retain qualified personnel in those locations. In addition, although acquisitions are part of our growth strategy, we could lose key personnel of the acquired businesses. The market for qualified personnel is competitive, and we may not succeed in retaining or recruiting key personnel or may fail to effectively replace current key personnel who depart with qualified or effective successors. We believe that replacing our key personnel with qualified successors is particularly challenging as we feel that our evolving business model and approach to marketing and selling our solutions are unique. Any successors that we hire from outside of the company would likely be unfamiliar with our business model and may therefore require significant time to understand and appreciate the important aspects of our business or fail to do so altogether, or we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. Our effort to retain and develop personnel may also result in significant additional expenses, including stock-based compensation expenses, which could adversely affect our profitability. New regulations and volatility or lack of performance in our stock price could also affect the value of our equity awards, which could affect our ability to attract and retain our key employees. Further, if efforts around diversity, equality and belonging are perceived as insufficient or overdone, we may not be able to attract and retain talent, we may be subject to investigations, litigation and other proceedings and our brand and reputation and stock price may be harmed.
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
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs from time to time, including high employment levels, federal unemployment subsidies, and other government regulations. Although we have not experienced any material disruptions due to labor shortages to date, we have observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base, whether as a result of general macroeconomic or other factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability, such as third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States, Europe, Asia, Australia and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our IT services provider customers or potential customers, or their SMB and mid-market customers, to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our solutions in countries with relatively weaker currencies. Inflation recently increased at the highest rate in four decades in the United States amid a slowing economy and there are numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Any such conditions could result in reductions in subscriptions, reduction of consumption of our services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
Climate change may have a long-term negative impact on our business.
Risks related to climate change may have an increasingly adverse impact on our business and those of our customers, their end users and our suppliers in the longer term. Our business operations are subject to interruption by natural disasters, floods, fire, power shortages, pandemics, terrorism, political unrest, cyberattacks, infrastructure disruptions, geopolitical instability, war, the effects of climate change and other events beyond our control. Climate-related events, including the increasing frequency of extreme weather events and their impact on regional short-term systemic failures in the U.S. and elsewhere, have the potential to disrupt our business, our third-party vendors, and/or the business of our customers and their customers, and may cause us to experience higher attrition, losses and additional costs to maintain and resume operations. If new laws are enacted, or current laws are modified in countries in which we or our suppliers operate, we could face increased costs to comply with these laws. These costs may be incurred across various levels of our supply chain to comply with new environmental regulations, taxes and penalties, which could cause us to incur increased costs to satisfy service obligations to customers. In addition, we may be subject to increased regulations, reporting requirements and standards, or expectations regarding the environmental impacts of our business, which may result in increased compliance costs, and any untimely or inaccurate disclosure could adversely affect our reputation, business or financial performance.
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
In particular, the software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and from time to time may receive, letters claiming that our solutions infringe or may infringe the patents or other intellectual property rights of others. As we face increasing competition and as our brand awareness increases, the possibility of additional intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, we have licensed from other parties proprietary technology covered by patents and other intellectual property rights, and these patents or other intellectual property rights may be challenged, invalidated or circumvented. These types of claims could harm our relationships with our customers, might deter future customers from acquiring our solutions or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in that litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are named as a party. Any of these results would have a negative effect on our business and operating results.
Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming and expensive to litigate or settle and could divert management resources and attention. As a result of any successful intellectual property rights claim against us or our customers, we might have to pay damages or stop using technology found to be in violation of a third party’s rights, which could prevent us from offering our solutions to our customers. We could also have to seek a license for the technology, which might not be available on reasonable terms, might significantly increase our cost of revenue or might require us to restrict our business activities in one or more respects. The technology also might not be available for license to us at all. As a result, we could also be required to develop alternative non-infringing technology or cease to offer a particular solutions, which could require significant effort and expense and/or hurt our revenue and financial results of operations.
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
Our actual operating results may differ significantly from information we may provide regarding our financial outlook.
From time to time, we provide information regarding our financial outlook in our quarterly earnings releases, quarterly earnings conference calls, or otherwise, that represents our management’s estimates or expectations at that time. Information we provide regarding our financial outlook is based on projections prepared by our management that are dependent upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and may be based upon specific assumptions with respect to future business decisions, which may change. We typically state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. We provide such information as a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by analysts, if any.
Information regarding our financial outlook is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying such information furnished by us will not materialize or will vary significantly from actual results. Accordingly, information that we provide regarding our financial outlook is only an estimate of what management believes is realizable at that time. Actual results may vary from our financial outlook, and the variations may be material and adverse. In light of the foregoing, investors are urged to consider these factors, not to rely exclusively upon information we provide regarding our financial outlook in making an investment decision regarding our common stock, and to take such information into consideration only in conjunction with other information included in our filings filed with or furnished to the SEC, including the “Risk Factors” sections in such filings.
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
We are subject to risks related to public health crises such as the COVID-19 pandemic. The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic had a significant impact, both directly and indirectly, on global businesses and commerce and indirect effects such as worker shortages and supply chain constraints. Future global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
The impact to our business from any future pandemics or health epidemics depends on multiple factors that cannot be accurately predicted, such as their duration and scope, the extent and effectiveness of containment actions, the disruption caused by such actions, and the efficacy and rates of vaccines. Future pandemics or health epidemics could have severe impacts on our business and our customers’ and prospective customers’ businesses. For instance, as a result of the COVID-19 pandemic, we experienced a deceleration in our year-over-year subscription revenue growth rate in the second quarter of 2020 as compared to our growth rates in prior periods. We attributed this deceleration primarily to increased churn and downgrades from existing customers and slower customer adds. Future pandemics or health epidemics may also adversely affect our productivity, employee morale, future sales, operating results, and overall financial performance. Pandemics, health epidemics, or outbreaks of infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks Related to Our Indebtedness
We have substantial indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and meet our obligations with respect to our indebtedness.

As of December 31, 2024, our total indebtedness outstanding under our credit agreement, net of debt issuance costs, was $333.1 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
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
As of December 31, 2024, we had ten issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.

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

Risks Related to Cybersecurity
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our IT services provider customers’, or their SMB and mid-market customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our IT services provider customers’, or their SMB and mid-market customers’ systems, the exploitation of vulnerabilities in our, our T services provider customers’, or their SMB and mid-market customers’ environments, the theft or misappropriation of our, our IT services provider customers’, or their SMB and mid-market customers’ proprietary and confidential information, and interference with our, our IT services provider customers’, or their SMB and mid-market customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our solutions to help manage and secure their IT infrastructure and environments, and that of their SMB and mid-market customers, including the protection of confidential information. Despite our implementation of security measures and controls, our systems, the systems of our third-party service providers upon which we rely, the systems of our customers and the virtualized systems of our customers, as well as the information that those systems store and process are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions). Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may have been introduced through the actions of our employees or contractors or defects in design or manufacture of our products and systems or the products and systems that we procure from third parties. In doing so, they have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current and former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers and their end customers, attacks on our systems and products can result in similar impacts on our customers’ and their customers’ systems and data.
Cybersecurity has become increasingly important to our customers as their end customers experience increased security threats while more of their workforce works remotely. Larger volumes of remote devices are connecting to SMBs’ networks driving increased vulnerability and incidences of ransomware and phishing attacks are growing, making security a high priority for SMBs. The potential impact of cybersecurity breaches or incidents affecting customers’ remote monitoring of multiple SMB or mid-market customers’ networks and devices is significant.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks such as the Cyber Incident, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our solutions, our proprietary data or the data of our IT services provider customers or their SMB and mid-market customers, and ultimately on our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the remediated versions of our products, and their SMB and mid-market customers, may remain vulnerable to attack.
Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as personal information related to current or former employees and customers, may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including, loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future, and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the solutions that we deliver to our customers may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer and employee relations, results of operations, financial condition or cash flows.
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
As a result of the Cyber Incident, we are faced with significant risks. As a part of SolarWinds and our prior branding as “SolarWinds MSP,” the Cyber Incident has harmed, and may continue to harm, our reputation, our customer and employee relations and our operations and business as a result of both the impact it has had on our relationships with existing and prospective customers and the significant time and resources that our personnel have had and may have to devote to investigating and responding to the Cyber Incident. Customers have and may in the future defer purchasing or choose to cancel or not renew their agreements or subscriptions with us as a result of the Cyber Incident. We have expended significant costs and expenses related to the Cyber Incident including in connection with investigations, our remediation efforts, our compliance with applicable laws and regulations in connection with the threat actor’s access to and exfiltration of information related to our current or former employees and customers, and our measures to address the damage to our reputation and customers and employee relations. We are also expending additional costs in connection with our ongoing cybersecurity-related initiatives. If we are unable to maintain the trust of our current and prospective customers and their SMB and mid-market customers, negative publicity continues and/or our personnel continue to have to devote significant time to the Cyber Incident, our business, market share, results of operations and financial condition will be negatively affected.
SolarWinds has confirmed to us that it has concluded its internal investigations relating to the Cyber Incident. While SolarWinds does not know precisely when or how the threat actor first gained access to its environment, its investigations uncovered evidence that the threat actor compromised credentials and conducted research and surveillance in furtherance of its objectives through persistent access to its software development environment and internal systems, including its Office 365 environment, for at least nine months prior to initiating the test run in October 2019. During this entire period, we were a part of the SolarWinds’ shared environment and the threat actor had persistent access to our systems and Office 365 environment. SolarWinds also has found evidence that causes us to believe that the threat actor exfiltrated certain information as part of its research and surveillance. The threat actor created and moved files that we believe contained source code for our products, although we are unable to determine the actual contents of those files. The threat actor also created and moved additional files, including files that may have contained data about our customers partners and files that may have contained data relating to trial and product activation of our N-central On Demand solution. We do not believe that any information of the SMB and mid-market customers of our customers would have been included in the files that were created by the threat actor. Although we are unable to determine the actual contents of these files, with respect to the files that may have contained data about our customers, we believe the information included in such files would not have contained highly sensitive personal information, such as credit card, social security, passport or bank account numbers, but could have contained other information such as customer IDs, business email addresses and encrypted customer portal login credentials. With respect to the files that may have contained data relating to trial and product activation of our N-central On Demand solutions, although we are unable to determine the actual content of such files, the information included in such files could have contained customer usernames and N-central On Demand initial passwords generated by N-able. The threat actor also moved files to a jump server, which SolarWinds believes was intended to facilitate exfiltration of the files out of the shared environment. Investigations to date have also revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. SolarWinds has notified us that it has identified all personal information contained in the emails of these accounts, and has informed us that it has provided notices to any impacted individuals and other parties as required.
In October 2023, the SEC filed a complaint against SolarWinds and its chief information officer alleging violations of the Exchange Act and Securities Act relating to SolarWinds’ cybersecurity disclosures and public statements, as well as its internal controls and disclosure controls and procedures. On July 18, 2024, the District Court for the Southern District of New York entered an order granting in large part the SolarWinds’ motion to dismiss. Only one claim remains pending before the court which concerns the accuracy of their online Security Statement. The October 2023 complaint brought, and any future developments may bring, renewed attention to the Cyber Incident and questions from some of our customers.
The discovery of new or different information regarding the Cyber Incident, including with respect to its scope, the activities of the threat actor within the shared SolarWinds environment and the related impact on any of our systems, solutions, current or former employees and customers, could increase our costs and liabilities related to the Cyber Incident and expose us to claims, investigations by U.S. federal and state and foreign governmental officials and agencies, civil and criminal litigation, including securities class action and other lawsuits, and other liability, resulting in material remedial and other expenses which may not be covered by insurance, including fines and further damage to our business, reputation, intellectual property, results of operations and financial condition. Although, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur, any such claims, investigations or lawsuits may result in the incurrence of significant external and internal legal and advisory costs and expenses and reputational damage to our business, as well as the diversion of management’s attention from the operation of our business and a negative impact on our employee morale. We also may not have sufficient insurance coverage for any claims or expenses to the extent that certain costs are not covered under SolarWinds’ insurance coverage or the terms of the Separation and Distribution Agreement indemnification.
The Cyber Incident also may embolden other threat actors to target our systems, which could result in additional harm to our business, reputation, intellectual property, results of operations and financial conditions. Although we have and expect to continue to deploy significant resources as part of our security infrastructure, we cannot ensure that our steps to secure our internal environment, improve our software development and build environments and protect the security and integrity of the solutions that we deliver will be successful or sufficient to protect against future threat actors or cyberattacks or perceived by existing and prospective customers partners as sufficient to address the harm caused by the Cyber Incident.
Risks Related to Accounting and Taxation
Failure to maintain proper and effective internal controls could have a material adverse effect on our business, operating results and stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Any failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. We are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions, or investigations by regulatory authorities, including SEC enforcement actions, and we could be required to restate our financial results, any of which would require additional financial and management resources. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As we increased the number of contracts that have terms of one or more years, we developed controls around the accounting for these contracts. While we believe these controls are effective, they rely substantially on manual processes. We cannot assure that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.

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
Under accounting standards update No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our subscription revenue consists of (i) SaaS agreements, (ii) term-based licenses bundled with coterminous support and (iii) maintenance and support agreements. For SaaS and maintenance and support agreements, we recognize revenue ratably over the contract period as the Company satisfies its performance obligation, beginning on the date the Company makes its service available to the customer. For term-based licenses bundled with coterminous support, we recognize revenue when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract period. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts. In connection with this, we saw an increase in point-in-time subscription revenue, offset by estate optimization impacting our net revenue retention during the year as customers optimized their estates in the process of entering long-term committed contracts. A significant increase or decline in our subscription contracts in any one quarter may not be fully reflected in the results for that quarter but will affect our revenue in future quarters.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Any changes to these existing tax laws could adversely affect our domestic and international business operations and our business and financial performance, including provisions of the Inflation Reduction Act of 2022. Additionally, these events could require us or our customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our subscription prices to offset the costs of these changes, existing customers may cancel their subscriptions and potential customers may elect not to purchase our subscriptions. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our solutions. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could adversely impact our business and financial performance.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SMB data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and are expected to result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state privacy and breach notification laws. In connection with the Cyber Incident, SolarWinds’ investigations revealed that the threat actor accessed the email accounts of certain of our personnel, some of which contained information related to current or former employees and customers. SolarWinds has informed us that it notified the applicable regulators in the European Union and the United States, as well as the impacted individuals where required, with respect to the personal information contained in the email accounts of certain current and former employees and customers to which the threat actor gained access. In addition, if we experience another security incident with personal data, we may be required to inform the representative state attorney general or federal or country regulator, media and credit reporting agencies, and any party whose information was compromised, which could further harm our reputation and business. States and countries have enacted different requirements for protecting personal data collected and maintained electronically. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers, including, but not limited to the European Union’s General Data Protection Regulation, the UK’s General Data Protection Regulation and U.S. state privacy laws, which created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. We continue to assess the impact of these emerging laws on the ability to lawfully transfer personal data from the European Union to the United States, monitor relevant guidance, and refine our processes accordingly. It is possible that the decision will restrict the ability to transfer personal data from the European Union to the United States, and we may, in addition to other impacts, experience additional costs associated with increased compliance burdens, and we, our customers, and their

SMB and mid-market customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
In addition, global privacy and data protection legislation, enforcement and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens relative to transfers of personal data from the European Union to the United States, and we, our customers and their SMB and mid-market customers face the potential for regulators in the European Economic Area (the “EEA”) to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States.
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by our customers, their SMB and mid-market customers, and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing IT services provider customers and their SMB and mid-market customers and prospective IT services provider customers and their SMB and mid-market customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it alleged or found that we did not take adequate measures to assure the confidentiality of the personal data that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
Additionally, our business efficiencies and economies of scale depend on generally uniform solutions offerings and uniform treatment of customers across all jurisdictions in which we operate. Compliance requirements that vary significantly from jurisdiction to jurisdiction impose added costs on our business and can increase liability for compliance deficiencies.
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
Furthermore, because we ceased to be an emerging growth company as of December 31, 2023, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal controls. In the future, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
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
In addition, being a public company subject to these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
•changes in how customers perceive the benefits of our offerings;
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
•general macroeconomic conditions and trends, including market impacts related to the wars in Ukraine and the Middle East, geopolitical tensions in China, inflation, and changes in interest rates;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2024, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock. We granted registration rights to the Sponsors with respect to shares of our common stock. Any shares registered pursuant to the registration rights agreement will be freely tradable in the public market, subject to compliance with applicable restrictions. In addition, in connection with the private placement completed just prior to the Separation and Distribution, we granted registration rights to certain investors with respect to the 20,623,282 aggregate shares of our common stock purchased by them in the Private Placement, of which 4,837,521 remain unsold by the selling stockholders as of December 31, 2024. In connection with the acquisition of Adlumin in November 2024, we issued 1,433,729 shares of our common stock to the sellers and granted “piggyback” registration rights with respect to 1,293,674 of such shares that require us to register such shares in certain future registration statements of offerings of our common stock. Such shares are freely tradable in the public market to the extent sold pursuant to the registration statement filed by us pursuant to our obligations. Such shares are freely tradable in the public market to the extent sold pursuant to the registration statement filed by us pursuant to our obligations.
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

We currently do not intend to pay dividends on our common stock, and consequently, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We currently do not intend to pay dividends on our common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, receiving a return on investment in our common stock is solely dependent on the increase in the market price of our common stock.
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
As of December 31, 2024, Silver Lake and Thoma Bravo, together with their respective funds and, as applicable, their co-investors (collectively, the “Sponsors”) collectively owned in the aggregate approximately 111,564,512 shares of our common stock, representing approximately 59.5% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. Notwithstanding the decision of the Court of Chancery of the State of Delaware, discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements wherein the Court invalidated certain provisions of the stockholders’ agreement, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
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
The Sponsors and their affiliated funds are in the business of making or advising on investments in companies and hold (and may from time to time in the future acquire) interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. The Sponsors and their affiliated funds may also pursue acquisitions that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.
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
As of December 31, 2024, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors as defined under the rules of the NYSE; and
•the nominating and governance committee and compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
These requirements will not apply to us as long as we remain a controlled company. Although we do not currently take advantage of these exemptions, we may do so in the future. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
Although we have not experienced any material cybersecurity incidents since becoming a stand-alone public company in July 2021, we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. We have described whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, including the Cyber Incident, have affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in the risk factors titled “Cyberattacks, including the Cyber Incident, and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our IT services provider customers’, or their SMB and mid-market customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our IT services provider customers’, or their SMB and mid-market customers’ systems, the exploitation of vulnerabilities in our, our IT services provider customers’, or their SMB and mid-market customers’ environments, the theft or misappropriation of our, our IT services provider customers’, or their SMB and mid-market customers’ proprietary and confidential information, and interference with our, our IT services provider customers’, or their SMB and mid-market customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business” and “The Cyber Incident has had and may continue to have an adverse effect on our business, reputation, customer and employee relations, results of operations, financial condition or cash flows” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
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
Role of Management,
Our Security Risk Committee (“SRC”), comprised of our Chief Security Officer (“CSO”), our Chief Legal Officer and representatives from the technology and product, people, IT and legal teams, is responsible for management’s oversight of cybersecurity governance, decision-making, risk management, awareness, and compliance across the Company. Our CSO works with the SRC to employ a cybersecurity program designed to protect the Company’s information systems from cybersecurity threats and to respond to incidents in accordance with the Company’s incident response plan and other policies and procedures.
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
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Washington, D.C.; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 7.4 years.
We believe the facilities that we are leasing are adequate for the foreseeable future. If we require additional or substitute space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. At this time, neither we nor any of our subsidiaries is a party to, and none of our respective property is the subject of, any legal proceeding that, if determined adversely to us, we believe would have a material adverse effect on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “NABL” since July 20, 2021.
On February 28, 2025, the last reported sales price of our common stock on the NYSE was $10.03 per share and, as of February 28, 2025, there were 80 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between July 20, 2021 (our first day as a publicly traded company) and December 31, 2024, with the cumulative total return of (i) the S&P 500 Index and (ii) the S&P 500 Software & Services Index. This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on July 20, 2021), the S&P 500 Index and the S&P 500 Software & Services Index on June 30, 2021, and assumes dividends, if any, are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities
As previously reported in our Current Report on Form 8-K filed with the SEC on November 20, 2024, in connection with our acquisition of Adlumin, Inc. and in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, on November 20, 2024, we agreed to issue up to an aggregate of 1,570,762 shares of our common stock as consideration in the acquisition, of which 1,433,729 were issued as of December 31, 2024.
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
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries, is a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our powerful technology enables them to support digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market businesses, which we define as those businesses having fewer than 2,500 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for our customers to monitor, manage, and protect systems, data, and networks. Our growing portfolio of management, security, automation, and data protection solutions is built for IT services management professionals. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
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
SolarWinds Cyber Incident
As previously disclosed, in 2020, SolarWinds was the victim of a cyberattack on its Orion Software Platform and internal systems, or the Cyber Incident. SolarWinds concluded its internal investigations related to the Cyber Incident and did not identify SUNBURST in any of its more than 70 non-Orion products and tools, including, as previously disclosed, any of our N-able solutions.
In response to the Cyber Incident and in connection with the Separation and Distribution, we continue to work to further enhance security, monitoring and authentication of our solutions. Specifically, we have implemented in-product security enhancements to the N-able portfolio of products, including, multi-factor authentication, unified single sign-on services and secure secret vaults. We have also introduced new identity and access controls, scanning and remediation technologies and standards and monitoring tooling across our businesses IT and production environments. We expect to incur additional expenses in future periods related to continued enhancements to our security measures across our solutions.
Of the expenses SolarWinds recorded related to the Cyber Incident through the Separation and Distribution date of July 19, 2021, none were allocated to the N-able business and, as a result of the indemnification provisions under the Separation and Distribution Agreement entered into in connection with the Separation and Distribution (the “Separation and Distribution Agreement”), we have not recorded any contingent liabilities with respect to the Cyber Incident as of December 31, 2024 and 2023, respectively. In addition, as a result of the Cyber Incident, SolarWinds has been subject to numerous lawsuits and governmental investigations or inquiries. To date, we have not been separately named in such lawsuits and investigations, but in the future we may become subject to lawsuits, investigations or inquiries related to the Cyber Incident. In such event, subject to the terms of the Separation and Distribution Agreement, SolarWinds would indemnify us for costs we may incur.
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

Fourth Quarter Financial Highlights
Revenue
Our total revenue was $116.5 million and $108.4 million for the three months ended December 31, 2024 and 2023, respectively.
During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). Under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” we recognize revenue for long-term subscriptions when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract term. Revenue from the license performance obligation of our self-managed solutions is recognized at a point in time upon delivery of the access to the licenses and revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based license arrangements is recognized ratably over the agreement period. Point in time subscription revenue decreased from $14.7 million during the three months ended December 31, 2023 to $10.8 million during the three months ended December 31, 2024, and increased from $56.4 million during the year ended December 31, 2023 to $62.3 million during the year ended December 31, 2024. The increase in point in time subscription revenue during the year ended December 31, 2024 was primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services at a point in time and over time.
Acquisitions
On November 20, 2024, we acquired Adlumin, Inc. (“Adlumin”), a Washington, D.C. based enterprise-grade security operations platform provider. The acquisition was structured as a merger transaction pursuant to which Adlumin became our indirect wholly owned subsidiary. The aggregate consideration payable at closing of the transaction included $98.7 million in cash, subject to customary adjustments and funded with cash on hand, and the issuance of up to 1,570,762 shares of our common stock. Additionally, the former Adlumin shareholders have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years.
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes.
The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements for the three and twelve months ended December 31, 2024. As noted above, total consideration includes up to $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years. The contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. At the date of acquisition, the fair value of this contingent consideration was $16.6 million. As of December 31, 2024, the fair value of this contingent consideration is $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. The current portion of the contingent consideration of $5.5 million is included in “accrued liabilities and other” and the non-current portion of $8.6 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2024. See Note 3. Acquisitions, Note 7. Fair Value Measurements, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the Adlumin acquisition and contingent consideration liabilities.
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of December 31, 2024 was $482.5 million, compared to $444.3 million as of December 31, 2023, representing an increase of 8.6%. This increase was primarily due to steady demand for our solutions, including the impact of the November 20, 2024 acquisition of Adlumin.

As of December 31, 2024, we had 2,349 customers with ARR over $50,000 on our platform, up from 2,196 as of December 31, 2023, representing an increase of approximately 7%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 56% of our total ARR as of December 31, 2023 to approximately 57% of our total ARR as of December 31, 2024.
We calculate ARR by annualizing the recurring revenue and related usage revenue inclusive of discounts, excluding the impacts of credits and reserves, recognized during the last day of the reporting period from both long-term and month-to-month subscriptions. We use ARR, and in particular ARR attributable to customers with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our customers.
Profitability
Our net income for the three months ended December 31, 2024 and 2023 was $3.3 million and $9.4 million, respectively. The decrease in net income for the three months ended December 31, 2024 was due to increases in research and development expense, other expense, net, cost of revenue, amortization of acquired technologies, sales and marketing expense, amortization of acquired intangibles, and general and administrative expense, partially offset by an increase in revenue and a decrease in income tax expense. Our Adjusted EBITDA, calculated as net income of $3.3 million and $9.4 million for the three months ended December 31, 2024 and 2023, respectively, excluding amortization of acquired intangible assets and developed technology of $3.9 million and $1.6 million, respectively, depreciation expense of $4.0 million and $3.9 million, respectively, income tax expense of $3.7 million and $7.4 million, respectively, interest expense, net of $7.3 million and $7.7 million, respectively, unrealized foreign currency losses (gains) of $2.0 million and $(1.8) million, respectively, transaction related costs of $2.4 million and $(0.5) million, respectively, spin-off costs of $0.0 million and $0.1 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.8 million and $10.9 million, respectively, and restructuring costs and other of $0.7 million and $0.5 million, respectively, was $38.1 million and $39.2 million for the three months ended December 31, 2024 and 2023, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended December 31, 2024 and 2023, cash flows from operations were $26.0 million and $31.2 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.9 million and $7.3 million for the three months ended December 31, 2024 and 2023, respectively, and cash payments for income taxes of $4.6 million and $3.9 million for the three months ended December 31, 2024 and 2023, respectively.
Components of Our Results of Operations
Revenue
Our revenue consists of the following:
•Subscription Revenue. We primarily derive subscription revenue from the sale of subscriptions to the SaaS solutions that we host and manage on our platform. Our subscriptions provide access to the latest versions of our software platform, technical support and unspecified software upgrades and updates. Subscription revenue for our SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. In addition, our subscription revenue includes sales of our self-managed solutions, which are hosted and managed by our customers. Subscriptions of our self-managed solutions include term licenses, technical support and unspecified software upgrades. Revenue from the license performance obligation of our self-managed solutions is recognized at a point in time upon delivery of the access to the licenses and revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based license arrangements is recognized ratably over the agreement period. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.
•Other Revenue. Other revenue consists primarily of revenue from the sale of our maintenance services associated with the historical sales of perpetual licenses and revenue from professional services. MSP customers with maintenance agreements are entitled to receive technical support and unspecified upgrades or enhancements to new versions of their solutions on a when-and-if-available basis for the specified agreement period.
Cost of Revenue
•Cost of Revenue. Cost of revenue consists of public cloud infrastructure and hosting fees, an allocation of overhead costs for our subscription revenue and maintenance services, royalty fees, and personnel costs for technical support and our security operations center. We allocate facilities, depreciation, IT and benefits costs based on headcount.
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”) and November 20, 2024 acquisition of Adlumin. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,773 and 1,584 as of December 31, 2024 and 2023, respectively. Our stock-based compensation expense increased during the year ended December 31, 2024 as compared to the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through December 31, 2024, and we expect stock-based compensation expense to continue to increase during the year ended December 31, 2025.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams, net of capitalized commissions related to long-term committed contracts, as well as an allocation of our facilities, depreciation, IT and benefits costs. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, marketing development funds, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization over time to drive new customer adds, retain and expand with existing customers and pursue initiatives designed to help our customers succeed and grow.
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
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel and the November 20, 2024 acquisition of Adlumin. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
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
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$458,961	98.5%	$412,072	97.7%	$46,889
Other revenue	7,186	1.5	9,808	2.3	(2,622)
Total subscription and other revenue	$466,147	100.0%	$421,880	100.0%	$44,267
Total revenue increased $44.3 million or 10.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.2% and 48.8% of total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.5% and 10.2% of total revenue for the years ended December 31, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $46.9 million, or 11.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and unified endpoint management solutions, inclusive of the net positive impact from long-term committed contracts. See Fourth Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the year ended December 31, 2024. Subscription revenue increased slightly as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% and 110% for the years ended December 31, 2024 and 2023, respectively. The 103% dollar-based net revenue retention rate reflects the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $2.6 million, or 26.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease in maintenance and professional services revenue. Other revenue decreased slightly as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Cost of Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$77,159	16.6%	$66,369	15.7%	$10,790
Amortization of acquired technologies	3,520	0.8	1,839	0.4	1,681
Total cost of revenue	$80,679	17.4%	$68,208	16.1%	$12,471
Total cost of revenue increased $12.5 million, or 18.3%, in the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $7.0 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.0 million, an increase in amortization of intangible assets acquired in connection with business combinations of $1.7 million, an increase in personnel costs driven by headcount and salary increases of $0.4 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in contract services costs of $0.3 million, and an increase in allocated facilities and IT costs of $0.1 million.
Operating Expenses

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$135,592	29.1%	$134,691	31.9%	$901
Research and development	90,714	19.5	78,180	18.5	12,534
General and administrative	76,514	16.4	69,885	16.6	6,629
Amortization of acquired intangibles	278	0.1	597	0.1	(319)
Total operating expenses	$303,098	65.1%	$283,353	67.1%	$19,745
Sales and Marketing. Sales and marketing expenses increased $0.9 million, or 0.7%, primarily due to an increase in personnel costs driven by headcount and salary increases of $7.4 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in travel and event-related costs of $1.7 million, an increase in allocated facilities and IT costs of $0.3 million, an increase in restructuring and other costs of $0.3 million, and an increase in transaction related costs of $0.2 million, partially offset by an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $7.4 million, which is net of the recognition of $0.4 million of amortization expense for capitalized commissions, and a decrease in advertising expense of $1.6 million.
Research and Development. Research and development expenses increased $12.5 million, or 16.0%, primarily due to an increase in personnel costs driven by headcount and salary increases of $6.5 million, which includes an increase in stock-based compensation expense of $1.6 million, an increase in subscription costs of $2.1 million, an increase in allocated facilities and IT costs of $1.9 million, a decrease in capitalized internal-use software costs of $1.4 million, an increase in contract services costs of $0.2 million, and an increase in amortization expense of $0.2 million.
General and Administrative. General and administrative expenses increased $6.6 million, or 9.5%, primarily due to an increase in transaction related costs of $4.7 million, which includes gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $3.7 million and the November 20, 2024 acquisition of Adlumin of $2.6 million, respectively, and an increase in expense of $1.8 million related to the Adlumin deferred consideration liability, an increase in rent expense of $2.4 million, an increase in restructuring and other costs of $2.0 million, and an increase in professional fees of $1.2 million, partially offset by a decrease in allocated facilities and IT costs of $2.2 million, a decrease in costs associated with our separation from SolarWinds of $0.7 million, and a decrease in director and officer liability insurance costs of $0.6 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Spinpanel and Adlumin.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.3 million, or 53.4%, primarily due a decrease in expense of $0.6 million related to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023, partially offset by an increase in expense of $0.2 million related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(30,031)	(6.4)%	$(30,252)	(7.2)%	$221
Interest expense, net decreased by $0.2 million, or 0.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,931	0.4%	$4,259	1.0%	$(2,328)
Other income, net decreased by $2.3 million, or 54.7%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $3.8 million related to various accounts for the period, partially offset by an increase in dividend income from our money market fund financial assets of $1.9 million.
Income Tax Expense

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$54,270	11.6%	$44,326	10.5%	$9,944
Income tax expense	23,312	5.0	20,914	5.0	2,398
Effective tax rate	43.0%		47.2%		(4.2)%
Our income tax expense for the year ended December 31, 2024 increased by $2.4 million as compared to the year ended December 31, 2023. The effective tax rate decreased to 43.0% for the year ended December 31, 2024 primarily due to a decrease in income taxes on income outside of the United States, partially offset by an increase in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$412,072	97.7%	$362,609	97.5%	$49,463
Other revenue	9,808	2.3	9,160	2.5	648
Total subscription and other revenue	$421,880	100.0%	$371,769	100.0%	$50,111
Total revenue increased $50.1 million, or 13.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.8% and 48.7% of total revenue for the years ended December 31, 2023 and 2022, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.3% of total revenue for the years ended December 31, 2023 and 2022, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $49.5 million, or 13.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security, and unified endpoint management solutions. Our subscription revenue increased slightly as a percentage of our total revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
Total cost of revenue increased $9.6 million, or 16.4%, in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $6.5 million, an increase in personnel costs driven by headcount and salary increases of $0.9 million, which includes an increase in stock-based compensation expense of $0.2 million, and an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.1 million, partially offset by a decrease in amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations of $0.7 million and a decrease in allocated facilities and IT costs of $0.3 million. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.

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
Sales and Marketing. Sales and marketing expenses increased $9.4 million, or 7.5%, primarily due to an increase in personnel costs driven by headcount and salary increases of $8.0 million, which includes an increase in stock-based compensation expense of $2.0 million, an increase in marketing program costs of $1.4 million, and an increase in subscription costs of $0.8 million, partially offset by a decrease in contract services costs of $0.3 million, a decrease in restructuring costs of $0.2 million, and a decrease in allocated facilities and IT costs of $0.1 million. We expect to continue to grow our sales and marketing organization over time to drive new customer adds, retain and expand with existing customers and pursue initiatives designed to help our customers succeed and grow.
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

Interest expense, net decreased by $(11.4) million, or 60.5%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to the impact of increased interest rates on borrowings under the Credit Agreement. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates. See Note 13. Relationship with Parent and Related Entities and Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding our related party debt and Credit Agreement, respectively.
Other Income, Net

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$4,259	1.0%	$1,881	0.5%	$2,378
Other income, net increased by $2.4 million, or 126.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in dividend income from our money market fund financial assets of $3.1 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.7 million related to various accounts for the period.
Income Tax Expense

	Year Ended December 31,
	2023		2022
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$44,326	10.5%	$30,425	8.2%	$13,901
Income tax expense	20,914	5.0	13,718	3.7	7,196
Effective tax rate	47.2%		45.1%		2.1%
Our income tax expense for the year ended December 31, 2023 increased by $7.2 million as compared to the year ended December 31, 2022. The effective tax rate increased to 47.2% for the year ended December 31, 2023, primarily due to changes in the UK statutory tax rate, changes in income before income taxes by jurisdiction, the valuation allowance recognized on the deferred tax assets in the U.S. and non-deductible stock-based compensation. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except margin data)
GAAP operating income	$82,370	$70,319	$47,396
Stock-based compensation expense and related employer-paid payroll taxes	47,741	45,093	37,658
Amortization of acquired technologies	3,520	1,839	2,477
Amortization of acquired intangibles	278	597	5,854
Transaction related costs	4,146	(1,096)	289
Spin-off costs	51	735	1,616
Restructuring costs and other	4,761	2,113	2,662
Non-GAAP operating income	$142,867	$119,600	$97,952
GAAP operating margin	17.7%	16.7%	12.7%
Non-GAAP operating margin	30.6%	28.3%	26.3%

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

	Year Ended December 31,
	2024	2023	2022

	(in thousands, except margin data)
Net income	$30,958	$23,412	$16,707
Amortization	9,769	6,396	11,191
Depreciation	15,956	15,227	13,249
Income tax expense	23,312	20,914	13,718
Interest expense, net	30,031	30,252	18,852
Unrealized foreign currency losses (gains)	2,702	358	(1,246)
Transaction related costs	4,146	(1,096)	289
Spin-off costs	51	735	1,616
Stock-based compensation expense and related employer-paid payroll taxes	47,741	45,093	37,658
Restructuring costs and other	4,761	2,113	2,662
Adjusted EBITDA	$169,427	$143,404	$114,696
Adjusted EBITDA margin	36.3%	34.0%	30.9%
Liquidity and Capital Resources
Cash and cash equivalents were $85.2 million as of December 31, 2024. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $79.3 million of cash and cash equivalents, of which 69.6%, 19.1% and 3.3% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $333.1 million and $335.0 million as of December 31, 2024 and 2023, respectively, net of debt issuance costs of $5.5 million and $7.1 million, respectively. In addition to our total borrowings, we are also committed to cash interest payments of approximately $90.1 million over the term of the Credit Agreement, based upon an interest rate as of December 31, 2024 of 7.53%. See Note 9. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In addition to committed payments related to the Credit Agreement, we are also committed to purchase obligations of $119.1 million through the fiscal year ended December 31, 2028 and remaining operating lease liabilities of $36.1 million through the fiscal year ended December 31, 2032. Purchase obligations represent outstanding purchase orders for items including public cloud infrastructure and hosting fees, royalty fees, marketing activities, software license and support fees, and accounting and legal fees. On October 4, 2023, we entered into a non-cancellable royalty agreement for third-party cloud-based platform and hosting services, with an effective date of September 1, 2023. Our total commitment under this agreement is $39.0 million, with royalty fees of $24.4 million payable over the next 1.7 years as of December 31, 2024. See Note 6. Leases in the Notes to Consolidated Financial Statements for further details regarding our operating leases.
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
During the year ended December 31, 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of December 31, 2024 and 2023, respectively, due to the termination of the Transition Services Agreement during the year ended December 31, 2022. See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for further details regarding amounts due to or from affiliates.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$79,437	$90,089
Net cash used in investing activities	(122,421)	(22,336)
Net cash used in financing activities	(22,595)	(15,173)
Effect of exchange rate changes on cash and cash equivalents	(2,273)	1,621
Net (decrease) increase in cash and cash equivalents	$(67,852)	$54,201
Operating Activities
Our primary source of cash from operating activities is cash collections from our customers. We expect cash inflows from operating activities to be affected by the timing of our sales and the consumption of our solutions by our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, and other general operating expenses, as well as payments related to taxes, interest and facilities.
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, the decrease in cash provided by operating activities was primarily due to a decrease in accrued liabilities and other, an increase in recoverable taxes, an increase in current contract assets, an increase in other long-term assets, and a decrease in accounts payable, partially offset by a decrease in prepaid expenses and other assets, a decrease in accounts receivable, a decrease in income taxes receivable, a decrease in operating lease right-of-use assets, net, an increase in income taxes payable, an increase in deferred revenue, and an increase in other long-term liabilities. The net cash outflow of $21.5 million and net cash inflow of $2.1 million resulting from the changes in our operating assets and liabilities for the years ended December 31, 2024 and 2023, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in acquisitions, net of cash acquired and an increase in capital expenditures, partially offset by a decrease in capitalized research and development costs.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments, and repayments of borrowings from the Credit Agreement
Net cash used in financing activities increased for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in payments of tax withholding obligations related to restricted stock and a decrease in proceeds from exercises of stock options, partially offset by an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan and a decrease in deferred acquisition payments.
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
On October 1, 2024, we performed the annual qualitative assessment for our reporting unit. For the annual impairment analysis, we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of our reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2024, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of our reporting unit as of the annual impairment analysis date. As such, we determined there were no indicators of impairment and that it was more likely than not that the fair value of our reporting unit was greater than its carrying value and therefore performing the next step of the impairment test was unnecessary.
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
We identify performance obligations in an agreement based on the goods and services that will be transferred to the customer that are separately identifiable from other promises in the agreement, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in an agreement requires judgment. Our performance obligations primarily relate to our SaaS solutions, subscription-based term licenses and maintenance support including unspecified upgrades or enhancements to new versions of our solutions.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. As of December 31, 2024, we recorded a valuation allowance of $7.4 million in the U.S. and $0.4 million outside the U.S., respectively. As of December 31, 2023, we recorded a valuation allowance of $4.9 million in the U.S. If, based upon the weight of all available evidence, it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the deferred tax assets.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $85.2 million and $153.0 million as of December 31, 2024 and 2023, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $333.1 million and $335.0 million as of December 31, 2024 and 2023, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced pursuant to an amendment to the Credit Agreement, effective August 31, 2023. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bore interest at a floating rate of an Adjusted LIBOR rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%, until the LIBOR-based rate was replaced pursuant to the amendment. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
As of December 31, 2024 and 2023, the annual weighted-average interest rate on borrowings was 7.53% and 8.40%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of December 31, 2024 and 2023, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding as of December 31, 2024 and 2023 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of December 31, 2024 and 2023, respectively.
See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
See Note 9. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison for the years ended December 31, 2024, 2023 and 2022 for further details on the current and expected continued impact of interest rates on borrowings under the Credit Agreement.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, European Union and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response to, the Russia-Ukraine conflict or escalating conflicts in the Middle East. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-43 hereof.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in “Internal Control— Integrated Framework” issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.
We acquired Adlumin on November 20, 2024. Adlumin constitutes less than 1.0% of total assets and total revenue, respectively, in our Consolidated Financial Statements as of and for the year ended December 31, 2024. Pursuant to the SEC staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of the assessment of internal control over financial reporting in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 did not include Adlumin.
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
Other than the acquisition of Adlumin on November 20, 2024 noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2025 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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

4.4	Form Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2024).
4.5
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

10.16
Agreement and Plan of Merger, dated November 20, 2024, by and among N-able, Inc., N-able International Holdings II, LLC, N-able Technologies, Inc, Adlumin, Inc. and Shareholder Representative Services LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2024).

19*	Insider Trading Policy
21.1*	Subsidiaries of N-able, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Title
97
N-able, Inc. Recovery of Erroneously Awarded Incentive Compensation Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

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

N-able, Inc.

Dated:	March 7, 2025	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pagliuca	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
John Pagliuca

/s/ Tim O’Brien	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Tim O’Brien

/s/ William Bock	Chairperson and Director	March 7, 2025
William Bock

/s/ Michael Bingle	Director	March 7, 2025
Michael Bingle

/s/ Ann Johnson	Director	March 7, 2025
Ann Johnson

/s/ Darryl Lewis	Director	March 7, 2025
Darryl Lewis

/s/ Cam McMartin	Director	March 7, 2025
Cam McMartin

/s/ Michael Widmann	Director	March 7, 2025
Michael Widmann

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of N-able, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Adlumin from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Adlumin from our audit of internal control over financial reporting. Adlumin is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Subscription Revenue

As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $459 million for the year ended December 31, 2024. The Company primarily derives subscription revenue from the sale of subscriptions to their SaaS solutions and sales of their self-managed solutions, including term licenses, technical support and unspecified software upgrades. Subscription revenue for SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the customer or when the Company has the right to invoice for services performed. Revenue from the license performance obligation of self-managed solutions is recognized at a point in time upon delivery of the access to the licenses, and revenue from the performance obligation related to the technical support and unspecified software upgrades of subscription-based license arrangements is recognized ratably over the agreement period. The Company generally invoices subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.

The principal consideration for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription revenue. These procedures also included, among others, testing revenue recognized for a sample of subscription revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, sales quotes, invoices, delivery documents, usage details and cash receipts.

Acquisition of Adlumin, Inc. – Valuation of Developed Technology

As described in Notes 2 and 3 to the consolidated financial statements, on November 20, 2024, the Company acquired Adlumin for net consideration of $227.2 million. Of the acquired intangible assets recorded, $74.8 million related to a developed technology intangible asset. The fair value of identifiable intangible assets is based on significant judgments made by management. Management uses the excess earnings methodology to calculate the fair values under the income approach. The valuation estimates and assumptions are based on historical experience and information obtained by management, and include forecasted revenue growth rate and cost of revenue.

The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired in the acquisition of Adlumin is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the developed technology acquired and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rate and cost of revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the developed technology. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimate of the developed technology acquired, (iii) evaluating the appropriateness of the excess earnings method used by management, (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method, and (v) evaluating the reasonableness of significant assumptions used by management related to forecasted revenue growth rate and cost of revenue. Evaluating management’s assumptions related to forecasted revenue growth rate and cost of revenue involved considering (i) the current and past performance of the Adlumin business and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
March 7, 2025
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$85,196	$153,048
Accounts receivable, net of allowances of $886 and $1,171 as of December 31, 2024 and 2023, respectively	44,909	40,013
Income tax receivable	3,563	8,001
Recoverable taxes	24,157	12,116
Current contract assets	12,786	1,124
Prepaid and other current assets	13,312	10,489
Total current assets	183,923	224,791
Property and equipment, net	36,162	36,838
Operating lease right-of-use assets	27,998	32,067
Deferred taxes	2,026	1,087
Goodwill	977,013	838,497
Intangible assets, net	83,150	6,717
Other assets, net	28,575	22,794
Total assets	$1,338,847	$1,162,791
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,290	$5,239
Accrued liabilities and other	56,557	49,366
Current deferred consideration	44,023	—
Current operating lease liabilities	6,018	6,443
Income taxes payable	9,733	4,523
Current portion of deferred revenue	23,977	12,646
Current debt obligation	3,500	3,500
Total current liabilities	150,098	81,717

Long-term liabilities:
Deferred revenue, net of current portion	2,996	167
Non-current deferred taxes	3,448	1,820
Non-current operating lease liabilities	30,069	33,064
Long-term debt, net of current portion	329,606	331,509
Non-current deferred consideration	54,089	—
Other long-term liabilities	9,253	3,154
Total liabilities	579,559	451,431

Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 187,528,505 and 183,220,689 shares issued and outstanding as of December 31, 2024 and 2023, respectively	187	183
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	708,992	666,522
Accumulated other comprehensive (loss) income	(21,095)	4,409
Retained earnings	71,204	40,246
Total stockholders' equity	759,288	711,360
Total liabilities and stockholders' equity	$1,338,847	$1,162,791
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription and other revenue	$466,147	$421,880	$371,769
Cost of revenue:
Cost of revenue	77,159	66,369	56,133
Amortization of acquired technologies	3,520	1,839	2,477
Total cost of revenue	80,679	68,208	58,610
Gross profit	385,468	353,672	313,159
Operating expenses:
Sales and marketing	135,592	134,691	125,301
Research and development	90,714	78,180	63,484
General and administrative	76,514	69,885	71,125
Amortization of acquired intangibles	278	597	5,853
Total operating expenses	303,098	283,353	265,763
Operating income	82,370	70,319	47,396
Other expense:
Interest expense, net	(30,031)	(30,252)	(18,852)
Other income, net	1,931	4,259	1,881
Total other expense, net	(28,100)	(25,993)	(16,971)
Income before income taxes	54,270	44,326	30,425
Income tax expense	23,312	20,914	13,718
Net income	$30,958	$23,412	$16,707
Net income per share:
Basic earnings per share	$0.17	$0.13	$0.09
Diluted earnings per share	$0.16	$0.13	$0.09
Weighted-average shares used to compute net income per share:
Shares used in computation of basic earnings per share	185,277	182,371	180,136
Shares used in computation of diluted earnings per share	188,426	185,980	181,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$30,958	$23,412	$16,707
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25,504)	12,224	(22,868)
Other comprehensive (loss) income	(25,504)	12,224	(22,868)
Comprehensive income (loss)	$5,454	$35,636	$(6,161)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of December 31, 2021	179,049	$179	$602,996	$15,053	$127	$618,355
Net income	—	—	—	—	16,707	16,707
Foreign currency translation adjustment	—	—	—	(22,868)	—	(22,868)
Exercise of stock options	42	—	108	—	—	108
Restricted stock units issued, net of shares withheld for taxes	1,556	2	(8,325)	—	—	(8,323)
Issuance of stock	61	—	—	—	—	—
Issuance of stock under employee stock purchase plan	142	—	1,315	—	—	1,315
Stock-based compensation	—	—	36,777	—	—	36,777
Balance as of December 31, 2022	180,850	$181	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	23,412	23,412
Foreign currency translation adjustment	—	—	—	12,224	—	12,224
Exercise of stock options	50	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	2,124	2	(11,976)	—	—	(11,974)
Issuance of stock	3	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	1,681	—	—	1,681
Stock-based compensation	—	—	43,874	—	—	43,874
Balance as of December 31, 2023	183,221	$183	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	30,958	30,958
Foreign currency translation adjustment	—	—	—	(25,504)	—	(25,504)
Exercise of stock options	28	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,632	3	(20,489)	—	—	(20,486)
Issuance of stock in business combinations	1,434	1	14,677	—	—	14,678
Issuance of stock under employee stock purchase plan	214	—	2,382	—	—	2,382
Stock-based compensation	—	—	45,888	—	—	45,888
Balance as of December 31, 2024	187,529	$187	$708,992	$(21,095)	$71,204	$759,288

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income	$30,958	$23,412	$16,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,725	21,623	24,440
Benefit from doubtful accounts	(285)	(159)	(323)
Stock-based compensation expense	45,351	43,570	36,527
Amortization of debt issuance costs	1,598	1,601	1,623
Deferred taxes	(1,952)	330	(1,423)
Loss (gain) on foreign currency exchange rates	2,702	358	(1,246)
Gain on contingent consideration	(6,281)	(1,443)	(83)
Deferred consideration expense	1,843	—	—
Loss on lease modification	1,063	—	—
Other non-cash expenses	(263)	220	148
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,131)	(7,060)	(3,432)
Income taxes receivable	4,685	(174)	(567)
Recoverable taxes	(12,965)	(11,392)	102
Current contract assets	(11,430)	(894)	(230)
Operating lease right-of-use assets, net	438	(1,550)	(1,168)
Prepaid expenses and other assets	(1,253)	1,463	411
Accounts payable	(461)	1,833	(1,624)
Due to and from affiliates	—	—	(402)
Accrued liabilities and other	630	16,065	3,003
Income taxes payable	4,881	2,966	(3,188)
Deferred revenue	2,261	684	1,358
Other long-term assets	(5,721)	(1,274)	780
Other long-term liabilities	44	(90)	—
Net cash provided by operating activities	79,437	90,089	71,413
Cash flows from investing activities
Purchases of property and equipment	(17,570)	(13,780)	(12,834)
Purchases of intangible assets	(6,157)	(8,556)	(8,176)
Acquisitions, net of cash acquired	(98,694)	—	(9,199)
Net cash used in investing activities	(122,421)	(22,336)	(30,209)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(20,489)	(11,976)	(8,325)
Exercise of stock options	12	72	108

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Proceeds from issuance of common stock under employee stock purchase plan	2,382	1,681	1,315
Deferred acquisition payments	(1,000)	(1,450)	—
Repayments of borrowings from Credit Agreement	(3,500)	(3,500)	(3,500)
Net cash used in financing activities	(22,595)	(15,173)	(10,402)
Effect of exchange rate changes on cash and cash equivalents	(2,273)	1,621	1,309
Net (decrease) increase in cash and cash equivalents	(67,852)	54,201	32,111
Cash and cash equivalents
Beginning of period	153,048	98,847	66,736
End of period	$85,196	$153,048	$98,847

Supplemental disclosure of cash flow information
Cash paid for interest	$28,690	$28,437	$15,570
Cash paid for income taxes	$12,772	$14,934	$16,303

Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$24	$(378)	$(728)
Right-of-use assets obtained in exchange for operating lease liabilities	$2,628	$5,123	$967
Non-cash consideration exchanged in business combinations	$14,678	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, is a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our powerful technology enables them to support digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market businesses, which we define as those businesses having fewer than 2,500 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for our customers to monitor, manage, and protect systems, data, and networks. Our growing portfolio of management, security, automation, and data protection solutions is built for IT services management professionals. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of N-able, Inc. and the accounts of its wholly owned subsidiaries. We have eliminated all intercompany balances and transactions.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation.
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
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The actual results that we experience may differ materially from our estimates. The accounting estimates that require our most significant, difficult and subjective judgments include:
•the valuation of goodwill, intangibles, and long-lived assets;
•the valuation of contingent consideration;
•revenue recognition; and
•income taxes.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders' equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense), net in our Consolidated Statements of Operations. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. The foreign currency transactional and re-measurement exchange (losses) and gains were $(2.6) million, $0.9 million, and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents
All cash and cash equivalents included in the Consolidated Financial Statements are legally owned by N-able legal entities. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, we have money market fund financial assets of $44.0 million and $98.6 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 7. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The fair value of identifiable intangible assets is based on significant judgments made by management. We typically engage third party valuation appraisal firms to assist us in determining the fair values, useful lives of the assets acquired, and the excess earnings methodology used to calculate the fair values under the income approach. The valuation estimates and assumptions are based on historical experience and information obtained by management, and include forecasted revenue growth rate and cost of revenue earned from the developed technology. Other estimates include forecasted operating cash flows and discount rates applied in determining the present value of those cash flows. Unanticipated events and circumstances may occur that could affect the accuracy or validity of such assumptions, estimates or actual results. Acquired identifiable intangible assets are amortized on the straight-line method over their estimated economic lives, which are generally two to seven years for trademarks, customer relationships and developed product technologies. We include amortization of acquired developed product technologies in cost of revenue and amortization of other acquired intangible assets in operating expenses in our Consolidated Statements of Operations.
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill represents the amount of the purchase price in excess of the estimated fair value of net assets of businesses acquired in a business combination. Our goodwill was primarily derived from the take private transaction of SolarWinds in February 2016 and subsequent business combinations, where the purchase price exceeded the fair value of the net identifiable assets acquired. We test goodwill at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value, a “Step 0” analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of the reporting unit is less than its carrying value we perform “Step 1” of the goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit.
In October 2024, we performed a qualitative, “Step 0,” assessment for our single reporting unit. For “Step 0,” we assessed several events and circumstances that could affect the significant inputs used to determine the fair value of the reporting unit, including the significance of the amount of excess fair value over carrying value, consistency of operating margins and cash flows, budgeted-to-actual performance from prior year, overall change in economic climate, changes in the industry and competitive environment, key management turnover, and earnings quality and sustainability. As of October 1, 2024, there were no unanticipated changes or negative indicators in the above qualitative factors that would impact the fair value of the Business as of the annual impairment date. As such, we determined there were no indicators of impairment and that it is more likely than not that the fair value of the reporting unit is greater than its carrying value and therefore performing the next step of impairment test was unnecessary. Subsequent to the October 2024 annual impairment assessment, the November 20, 2024 acquisition of Adlumin, Inc. (“Adlumin”) resulted in the recognition of $160.4 million of goodwill. As of November 20, 2024 and December 31, 2024, we again determined there were no indicators of goodwill impairment and that it is more likely than

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

not that the fair value of the reporting unit is greater than its carrying value and therefore performing the next step of impairment test was unnecessary. See Note 3. Acquisitions for additional information regarding the Adlumin acquisition.
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
Long-Lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our finite-lived intangible assets are primarily related to assets acquired at the take private transaction of SolarWinds and subsequent business combinations. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. For the years ended December 31, 2024, 2023, and 2022, there were no indicators that our long-lived assets were impaired.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 7. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions for software-as-a-service (“SaaS”) offerings as well as subscription-based term licenses and from the sale of maintenance services associated with our perpetual license products and have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was $0.9 million, $1.2 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023 and December 1, 2023. We funded the transaction with cash on hand. We incurred less than $0.1 million in transaction related costs during the three months ended December 31, 2022, which are included in general and administrative expense. Prior to the acquisition, N-able had an existing Original Equipment Manufacturing Agreement (“OEM Agreement”) with the third party, whereby $1.0 million had previously been recorded as a prepaid royalty. The OEM Agreement was terminated as of the acquisition date, and the $1.0 million previously recorded as a prepaid royalty is now classified as product delivery fees. The total consideration of $6.5 million was capitalized as costs to obtain internal-use computer software from third parties and is being amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs.
The $3.1 million of cash paid on the acquisition date and $1.0 million of product delivery fees was deemed to be the total value of technology ready for its intended use as of the acquisition date and is being amortized over an estimated useful life of three years, beginning on the acquisition date. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the year ended December 31, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of December 31, 2024, and no gains or losses on the contingent consideration were recognized during the years ended December 31, 2024, 2023 and 2022, respectively. See Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We had $18.8 million and $18.3 million of net internal-use software costs capitalized as of December 31, 2024 and 2023, respectively. Amortization expense of internal-use software costs was $5.3 million, $3.4 million, and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Debt Issuance Costs
Debt issuance costs for our secured credit facilities are presented as a deduction from the corresponding debt liability on our Consolidated Balance Sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our Consolidated Statements of Operations. Amortization of debt issuance costs included in interest expense was $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 9. Debt for discussion of our secured credit facilities.
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
•Identify the performance obligations in the contract. Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are separately identifiable from other promises in the contract, or distinct. If not considered distinct, the promised goods or services are combined with other goods or services and accounted for as a combined performance obligation. Determining the distinct performance obligations in a contract requires judgment. Our performance obligations primarily include SaaS solutions, subscription-based term licenses and maintenance support including unspecified upgrades or enhancements to new versions of our software solutions. See additional discussion of our performance obligations below.
•Determine the transaction price. We determine the transaction price based on the contractual consideration and the amount of consideration we expect to receive in exchange for transferring the promised goods or services to the customer. We account for sales incentives to IT services providers, resellers or distributors as a reduction of revenue at the time we recognize the revenue from the related product sale. We report revenue net of any sales tax collected. Our return policy generally does not allow our customers to return software products or services.
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
•Recognize revenue when or as we satisfy a performance obligation. Revenue is recognized when or as performance obligations are satisfied either over time or at a point in time by transferring a promised good or service. We consider this transfer to have occurred when risk of loss transfers to the IT services provider, reseller or distributor or the customer has access to their subscription which is generally upon electronic activation of the licenses purchased or access being granted which provides immediate availability of the product to the purchaser. See further discussion below regarding the timing of revenue recognition for each of our performance obligations.
The following summarizes our performance obligations from which we generate revenue:

Performance obligation	When performance obligation is typically satisfied
SaaS solutions	Over the subscription term, once the service is made available to the customer (over time)
Subscription-based term and perpetual licenses	Upon the delivery of the license key or password that provides immediate availability of the product (point in time)
Technical support and unspecified software upgrades	Ratably over the contract period (over time)

Our revenue consists of the following:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Subscription revenue	$458,961	$412,072	$362,609
Other revenue	7,186	9,808	9,160
Total subscription and other revenue	$466,147	$421,880	$371,769

•Subscription Revenue. We primarily derive subscription revenue from the sale of subscriptions to the SaaS solutions that we host and manage on our platform. Our subscriptions provide access to the latest versions of our software platform, technical support and unspecified software upgrades and updates. Subscription revenue for our SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the customer or when we have the right to invoice for services performed. In addition, our subscription revenue includes sales of our self-managed solutions, which are hosted and managed by our customers. Subscriptions of our self-managed solutions include term licenses, technical support and unspecified software upgrades. Revenue from the license performance obligation of our self-managed solutions is recognized at a point in time upon delivery of the access to the licenses and revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based license arrangements is recognized ratably over the agreement period. We generally invoice subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.
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
During the years ended December 31, 2024, 2023 and 2022, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue recognized at a point in time	$62,318	$56,359	$59,970
Revenue recognized over time	403,829	365,521	311,799
Total revenue recognized	$466,147	$421,880	$371,769
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
Deferred revenue activity for the years ended December 31, 2024 and 2023 was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2022	$12,127
Deferred revenue recognized	(21,438)
Additional amounts deferred	22,124
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(20,977)
Additional amounts deferred	35,137
Balance as of December 31, 2024	$26,973
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative resulted in an increase in point in time subscription revenue during the year ended December 31, 2024, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets during the year ended December 31, 2024. Current contract assets were $12.8 million and $1.1 million as of December 31, 2024 and 2023, respectively. Non-current contract assets were $3.7 million and $1.0 million as of December 31, 2024 and 2023, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
Capitalized Commissions
We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect to recover those costs, and amortize the asset in accordance with the pattern of transfer of goods and services to which the asset relates. ASC 606 defines the incremental costs of obtaining a contract as the costs that an entity incurs in its efforts to obtain a contract that would not have been incurred if the contract had not been obtained.
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts under the Long-Term Contract Initiative, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $1.7 million as of December 31, 2024, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.0 million

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

as of December 31, 2024, and are included in “other non-current assets” in our Consolidated Balance Sheets. As the costs were not material, we had no capitalized commissions as of December 31, 2023. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.4 million during the year ended December 31, 2024.
Remaining Performance Obligations
We expect to recognize revenue related to the following remaining performance obligations as of December 31, 2024:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$198,066	$130,160	$67,906	$—

Cost of Revenue
Cost of Revenue. Cost of revenue consists of public cloud infrastructure and hosting fees, an allocation of overhead costs for our subscription revenue and maintenance services, royalty fees and personnel costs for technical support and our security operations center. We allocate facilities, depreciation, IT and benefits costs based on headcount.
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue was $3.5 million, $1.8 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”) and the November 20, 2024 acquisition of Adlumin. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our Consolidated Statements of Operations.
Advertising expense was as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Advertising expense	$15,031	$17,311	$19,560

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the periods ended December 31, 2024 and 2023, respectively. See Note 6. Leases for additional information regarding our lease arrangements.
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
In 2024, the Company decided that it would no longer permanently reinvest the majority of its undistributed earnings in non-US subsidiaries. Since these undistributed earnings had been previously taxed under the Tax Act, the impact of changing our assertion related to the undistributed earnings of our foreign subsidiaries did not have a material impact to our financial statements.
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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the years ended December 31, 2024, 2023 and 2022, no distributor, reseller or direct customer represented a significant concentration of our revenue.
At December 31, 2024 and 2023, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

	(in thousands)
Balance as of December 31, 2022	$(7,815)	$(7,815)
Other comprehensive income before reclassification	12,224	12,224
Net current period other comprehensive income	12,224	12,224
Balance as of December 31, 2023	4,409	4,409
Other comprehensive loss before reclassification	(25,504)	(25,504)
Net current period other comprehensive loss	(25,504)	(25,504)
Balance as of December 31, 2024	$(21,095)	$(21,095)
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
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. No stock option awards were granted during the year ended December 31, 2024. See Note 10. Stock-Based Compensation and Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the years ended December 31, 2024 and 2023 as a result of the Conversion.
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
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides temporary optional expedients and exceptions to the existing guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to reference rate reform. The standard became effective upon issuance and may be applied to any new or amended contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the sunset date of the relief provided under ASU No. 2020-04 to December 31, 2024. During the three months ended September 30, 2023, the effective interest rate on outstanding debt under our credit agreement with JPMorgan Chase, Bank, N.A. (the “Credit Agreement”) transitioned from a LIBOR-based rate to a Secured Overnight Financing Rate (“SOFR”)-based rate. The transition did not have a material impact on our consolidated financial statements, and no remaining contracts, hedging relationships, or other transactions reference LIBOR as of December 31, 2024. See Note 9. Debt for further details regarding the Credit Agreement.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, “Segment Reporting.” The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted this standard as of December 31, 2024. The adoption of the standard did not have a material impact on our consolidated financial statements and only impacted our disclosures. See Note 16. Operating Segments and Geographic Information for disclosures related to the adoption of this standard.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2024 and early adoption is permitted. We do not believe this standard will have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The updated guidance is effective for public companies for fiscal periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We do not believe this standard will have a material impact on our consolidated financial statements

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

3. Acquisitions
Adlumin, Inc.
On November 20, 2024, we acquired Adlumin, a Washington, D.C. based enterprise-grade security operations platform provider. The acquisition was structured as a merger transaction pursuant to which Adlumin became our indirect wholly owned subsidiary. The aggregate consideration payable at closing of the transaction included $98.7 million in cash, subject to customary adjustments and funded with cash on hand, and the issuance of up to 1,570,762 shares of our common stock. Additionally, the former Adlumin shareholders have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years.
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current liabilities, net, including cash acquired of $52	$(9,071)
Property and equipment, net	182
Non-current liabilities, net	(4,754)
Identifiable intangible assets
Developed technology	74,800
Customer relationships	5,400
Trademarks	300
Goodwill	160,362
Total assets acquired, net	$227,219

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid	$98,746
Settlement of pre-existing relationships	(312)
Deferred consideration	96,269
Equity consideration	14,678
Consideration payable in cash or equity	1,218
Contingent consideration	16,620
Total consideration, net	$227,219
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$74,800	5
Customer relationships	5,400	3
Trademarks	$300	2
Total identifiable intangible assets	$80,500

The fair value of the acquired developed technology intangible assets was determined using the multi-period excess earnings method under the income approach. The fair value of the acquired customer relationships intangible assets was

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

determined using the distributor method under the income approach. The fair value of the acquired trademarks intangible assets was determined using the relief-from-royalty method under the income approach.
The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements during the year ended December 31, 2024. As noted above, total consideration includes the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services. The deferred and contingent consideration liabilities will be reevaluated periodically, but at least quarterly, to assess the impact of the passage of time, continued employment, and achievement of certain performance metrics against defined targets, as applicable, with the resulting gains or additional expense recognized within general and administrative expense in our Consolidated Statements of Operations. At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration is $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. The current portion of the deferred consideration of $44.5 million, of which $0.8 million is contingent upon continued employment, is included in “current deferred consideration” and the non-current portion of $53.7 million, of which $0.4 million is contingent upon continued employment, is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of December 31, 2024. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration is $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. The current portion of the contingent consideration of $5.5 million is included in “accrued liabilities and other” and the non-current portion of $8.6 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2024. See Note 7. Fair Value Measurements, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information shows the results of our operations for the years ended December 31, 2024 and 2023, as if the acquisition of Adlumin had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Adlumin. The unaudited pro forma information reflects the effects of applying our accounting policies and a pro forma adjustment to the combined historical financial information of N-able and Adlumin, which includes transaction related costs, incremental amortization expense associated with the fair value of the acquired identifiable intangible assets, and the estimated income tax effect.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)
Revenue	$466,147	$482,668	$421,880	$432,734
Net income (loss)	$30,958	$(3,103)	$23,412	$(25,976)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Spinpanel B.V.
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Based in the Netherlands, Spinpanel is a multi-tenant Microsoft 365 management and automation platform built for Microsoft Cloud Solution Providers to automate the provisioning, security, and management of all Microsoft tenants, users, and licenses in a single consolidated hub. The acquisition of Spinpanel is intended to help our partners optimize the value of their Microsoft Cloud products and, in turn, give Spinpanel customers access to a wider array of IT management and security solutions. We incurred net transaction related costs of $0.3 million during the year ended December 31, 2022, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes.
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

The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the years ended December 31, 2024, 2023 and 2022. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liability is reevaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $5.1 million as of December 31, 2022, and $3.7 million as of December 31, 2023. As of December 31, 2024, there is no remaining contingent consideration liability. During the years ended December 31, 2024, 2023 and 2022, we recognized a gain of $3.7 million, $1.4 million and $0.1 million, respectively, on the contingent consideration liability. The contingent consideration liability of $3.7 million as of December 31, 2023 is included in “other long-term liabilities” in our Consolidated Balance Sheets. See Note 7. Fair Value Measurements, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.

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

4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2024 and 2023:

(in thousands)
Balance as of December 31, 2022	$828,795
Acquisitions	(1,550)
Foreign currency translation and other adjustments	11,252
Balance as of December 31, 2023	838,497
Acquisitions	160,362
Foreign currency translation and other adjustments	(21,846)
Balance as of December 31, 2024	$977,013
Intangible Assets
Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$107,165	$(29,509)	$77,656	$30,441	$(23,766)	$6,675
Customer relationships	97,529	(92,318)	5,211	92,134	(92,092)	42
Trademarks	1,013	(730)	283	713	(713)	—
Total intangible assets	$205,707	$(122,557)	$83,150	$123,288	$(116,571)	$6,717
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Intangible asset amortization expense	$3,798	$2,436	$8,330
As of December 31, 2024, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2025	$18,725
2026	18,695
2027	17,473
2028	14,976
2029	13,281
Total amortization expense	$83,150
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2024	2023

	(in thousands)
Servers, equipment and computers	$61,090	$52,774
Furniture and fixtures	5,919	6,658
Software	1,065	885
Leasehold improvements	23,613	22,948
	$91,687	$83,265
Less: Accumulated depreciation and amortization	(55,525)	(46,427)
Property and equipment, net	$36,162	$36,838
Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Depreciation and amortization	$15,956	$15,228	$13,249

6. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Utrecht, Netherlands; Warsaw, Poland; Washington, D.C.; Uster, Switzerland; and Vienna, Austria. Our leases are all classified as operating and have remaining terms of less than one year to 7.4 years.
The components of operating lease costs for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023

	(in thousands)
Operating lease costs	$7,942	$6,804
Variable lease costs(1)	1,154	1,120
Short-term lease costs	263	221
Sublease income received	(690)	(488)
Total lease costs	$8,669	$7,657
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2024 were as follows:

December 31, 2024
(in thousands)
2025	$7,153
2026	7,205
2027	6,160
2028	5,860
2029	4,849
Thereafter	9,708
Total minimum lease payments	40,935
Less: imputed interest	(4,848)
Present value of operating lease liabilities	$36,087
As of December 31, 2024, the weighted-average remaining lease term of our operating leases was 6.3 years and the weighted-average discount rate used in the calculation of our lease liabilities was 5.0%.
7. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of December 31, 2024 and 2023. See Note 3. Acquisitions, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,976	$—	$—	$43,976
Liabilities:
Contingent consideration	$—	$—	$14,050	$14,050

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$98,560	$—	$—	$98,560
Liabilities:
Contingent consideration	$—	$—	$3,650	$3,650
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs:

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

(in thousands)
Balance as of December 31, 2022	$5,090
Net gains recognized	(1,440)
Balance as of December 31, 2023	3,650
Acquisitions	16,620
Net gains recognized	(6,220)
Balance as of December 31, 2024	$14,050
As of December 31, 2024 and 2023, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2024	2023

	(in thousands)
Payroll-related accruals	$24,541	$26,788
Value-added and other tax	9,314	8,976
Purchasing accruals	3,669	3,330
Accrued professional fees	1,959	1,150
Accrued royalties	3,809	2,550
Accrued contingent consideration liability	5,500	1,800
Consideration payable in cash or equity	1,218	—
Accrued other liabilities	6,547	4,772
Total accrued liabilities and other	$56,557	$49,366
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
The following table summarizes information relating to our outstanding debt as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$338,625	7.53%	$342,125	8.40%
Revolving credit facility	—	—%	—	—%
Total principal amount	338,625		342,125
Unamortized discount and debt issuance costs	(5,519)		(7,116)
Total debt, net	333,106		335,009
Less: Current debt obligation	(3,500)		(3,500)
Long-term debt, net of current portion	$329,606		$331,509

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
As of December 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under Credit Agreement as of December 31, 2024:

(in thousands)
2025	$3,500
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$338,625
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
Equity Incentive Awards
2021 Equity Incentive Plan

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

In August 2021, our board of directors adopted and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”). It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. As of December 31, 2024, 16,791,673 shares were reserved for future grants under the 2021 Plan.
Awards may be granted under the 2021 Plan to our employees, including officers, directors or consultants or those of any present or future parent or subsidiary corporation or other affiliated entity. All awards must be evidenced by a written agreement between us and the holder of the award and may include stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and performance stock units (“PSUs”), and cash-based awards and other stock-based awards. In the event of a change in control as described in the 2021 Plan, the acquiring or successor entity may assume or continue all or any awards outstanding under the 2021 Plan or substitute substantially equivalent awards. Any awards that are not assumed or continued in connection with a change in control or are not exercised or settled prior to the change in control will terminate effective as of the time of the change in control. Our compensation committee may provide for the acceleration of vesting of any or all outstanding awards upon such terms and to such extent as it determines, except that the vesting of all awards held by members of the board of directors who are not employees will automatically be accelerated in full. The 2021 Plan also authorizes our compensation committee, in its discretion and without the consent of any participant, to cancel each or any outstanding award denominated in shares upon a change in control in exchange for a payment to the participant with respect to each share subject to the canceled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share, if any, under the award.
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
We have granted employees restricted stock and options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2024, common stock-based incentive awards of 8,306,328 shares were outstanding under the 2021 Plan, consisting of 47,903 stock options, 6,646,030 shares of RSUs, and 1,612,395 shares of PSUs.
Conversion of SolarWinds Equity Stock Awards
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of RSUs were granted during the year ended December 31, 2021. See Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the years ended December 31, 2024, 2023, and 2022 as a result of the Conversion.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was $45.4 million, $43.6 million and $36.5 million, respectively, as summarized below:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Cost of revenue	$1,576	$1,348	$1,146
Sales and marketing	14,938	14,706	12,043
Research and development	10,156	8,560	6,118
General and administrative	18,681	18,956	17,220
Total stock-based compensation expense	$45,351	$43,570	$36,527

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The impact to our income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Impact to income before income taxes due to stock-based compensation	$45,351	$43,570	$36,527
Income tax benefit related to stock-based compensation	1,528	1,334	872
Stock Option Awards
Stock option grant activity under the 2021 Plan was as follows during the year ended December 31, 2024:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances as of December 31, 2023	75,835	$0.53
Options exercised	(27,932)	0.41
Options forfeited	—	—
Options expired	—	—
Outstanding balances as of December 31, 2024	47,903	$0.60
Options exercisable as of December 31, 2024	47,903	$0.60	$419	2.2
Options vested and expected to vest as of December 31, 2024	47,903	$0.60	$419	2.2

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

No stock option awards were granted during the years ended December 31, 2024 and 2023. For stock option awards granted during the year ended December 31, 2021, we estimated the fair value at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year Ended December 31,
2021

Expected dividend yield	—%
Volatility	45.5%
Risk-free rate of return	0.5%
Expected life	3.47 years
See Note 2. Summary of Significant Accounting Policies for additional information on determining the fair value of our stock-based incentive awards.
There is no unrecognized stock-based compensation expense related to unvested stock options and subject to recognition in future periods as of December 31, 2024.
Restricted Stock Units
The following table summarizes information about RSU activity under the 2021 Plan during the year ended December 31, 2024:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2023	6,929,321	$11.12	$91,814	1.2
Restricted stock units granted	3,496,532	13.42
Restricted stock units vested	(3,240,841)	11.33
Restricted stock units forfeited	(538,982)	11.64
Unvested balances as of December 31, 2024	6,646,030	$12.19	$62,074	1.2
The total fair value of RSUs vested during the year ended December 31, 2024 was $41.4 million. The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods is $66.4 million as of December 31, 2024 and we expect to recognize this expense over a weighted-average period of 2.4 years.
Performance Stock Units
The following table summarizes information about PSU activity under the 2021 Plan during the year ended December 31, 2024:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2023	1,704,236	$11.08	$22,581	0.8
Performance stock units granted	972,261	12.56
Performance stock units vested	(966,713)	11.35
Performance stock units forfeited	(97,389)	10.63
Unvested balances as of December 31, 2024	1,612,395	$11.84	$15,060	0.8
The total fair value of PSUs vested during the year ended December 31, 2024 was $13.0 million. Of the 972,261 PSUs granted during the year ended December 31, 2024, 293,000 shares represent adjustments resulting from the actual achievement of performance-based awards based on predefined performance targets. During the three months ended December 31, 2024, the Compensation Committee of the Board of Directors authorized revisions to the performance metrics for the PSUs granted during the year ended December 31, 2024. We evaluated the change in performance metrics as a modification under ASC 718,

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

“Share Based Payments.” Compensation expense related to modified stock-based awards is based on the fair value for those awards as of the modification date, with any remaining incremental stock-based compensation expense recognized ratably over the remaining requisite service period. Of the total stock-based compensation expense of $45.4 million recognized during the year ended December 31, 2024, $3.2 million was related to PSUs granted during the year ended December 31, 2024. The total unrecognized stock-based compensation expense related to unvested PSUs and subject to recognition in future periods is $4.6 million as of December 31, 2024 and we expect to recognize this expense over a weighted-average period of 0.8 years.
Employee Stock Purchase Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Employee Stock Purchase Plan (the “ESPP”). We reserved a total of 2,500,000 shares of our common stock available for sale under our ESPP, and 1,950,661 shares remained available for future issuance as of December 31, 2024.
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
Stock-based compensation expense related to our ESPP plan was $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Basic earnings per share:
Numerator:
Net income	$30,958	$23,412	$16,707
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	185,277	182,371	180,136
Basic earnings per share	$0.17	$0.13	$0.09

Diluted earnings per share:
Numerator:
Net income	$30,958	$23,412	$16,707
Denominator:
Weighted-average shares used in computing basic earnings per share	185,277	182,371	180,136
Add dilutive impact of employee equity plans	3,149	3,609	1,161
Weighted-average shares used in computing diluted earnings per share	188,426	185,980	181,297
Diluted earnings per share	$0.16	$0.13	$0.09

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Restricted stock units	19	30	2,957
Total anti-dilutive shares	19	30	2,957
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
12. Employee Benefit Plans
401(k) Plan
Our eligible employees in the United States participate in a 401(k) matching program. We, as sponsor of the plan, use an independent third party to provide administrative services to the plan. We have the right to terminate the plan at any time. Employees are fully vested in all contributions to the plan. Our expense related to the 401(k) plan was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
401(k) plan expense	$1,886	$1,855	$1,495
Pension Plans
Our eligible employees outside the United States participate in defined contribution and defined benefit pension plans, as applicable. These plans are administered in accordance with the applicable local laws and regulations. Our expense related to the pension plans was as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Defined contribution plan expense	$4,843	$3,963	$3,377
Defined benefit plan expense	644	147	57
Total pension plan expense	$5,487	$4,110	$3,434

13. Relationship with Parent and Related Entities
On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately traded public company, and separate into two distinct, publicly traded companies (the “Separation”). On July 19, 2021, SolarWinds completed the Separation through a pro-rata distribution (the “Distribution”) of all the outstanding shares of our common stock it held to the stockholders of record of SolarWinds as of the close of business on July 12, 2021. As a result of the Distribution, we became an independent public company and our common stock is listed under the symbol “NABL” on the New York Stock Exchange.
Equity-Based Incentive Plans
Prior to the Separation and Distribution, certain of our employees participated in Parent’s equity-based incentive plans. Under the SolarWinds Corporation 2016 Equity Incentive Plan (the “2016 Plan”), our employees, consultants, directors,

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the years ended December 31, 2024, 2023, and 2022, we recognized $0.2 million, $1.0 million, and $2.2 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Transition Services Agreement
We entered into a Transition Services Agreement pursuant to which N-able and SolarWinds provided various services to each other. Under this agreement, SolarWinds continued to provide us with certain corporate and shared services, such as engineering, marketing, internal audit and travel support in exchange for the fees specified in the agreement. The Transition Services Agreement terminated during the year ended December 31, 2022, on the expiration of the term of the last service provided under it. We incurred $0.1 million of costs under the Transition Services Agreement during the year ended December 31, 2022.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two year initial term, and each agreement was renewed for an additional two year term during the year ended December 31, 2023. We earned $1.8 million, $1.7 million, and $1.5 million of revenue and incurred $0.2 million, $0.2 million, and $0.3 million of costs under the Software OEM Agreements during the years ended December 31, 2024, 2023, and 2022, respectively.
Employee Matters Agreement

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million, $0.2 million, and $0.1 million of revenue and incurred $0.1 million, $0.2 million, and $0.5 million of costs under the Software Cross License Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.6 million, $0.7 million, and $0.6 million under the Sublease Agreement during the years ended December 31, 2024, 2023, and 2022, respectively.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of December 31, 2024 and 2023, respectively, due to the termination of the Transition Services Agreement during the year ended December 31, 2022.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Income Taxes
U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
U.S.	$(37,160)	$(26,289)	$(22,574)
International	91,430	70,615	52,999
Income before income taxes	$54,270	$44,326	$30,425
Income tax expense was composed of the following:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Current:
Federal	$682	$—	$—
State	250	250	10
International	24,958	21,152	15,661
	25,890	21,402	15,671
Deferred:
Federal	(1,561)	—	—
State	—	—	—
International	(1,017)	(488)	(1,953)
	(2,578)	(488)	(1,953)
Income tax expense	$23,312	$20,914	$13,718

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Expense derived by applying the federal statutory income tax rate to income before income taxes	$11,396	$9,308	$6,389
State taxes, net of federal benefit	250	250	50
Research and experimentation tax credits	(550)	—	(170)
Global intangible low-taxed income	—	(49)	3,128
Withholding tax	—	79	—
Transaction costs	1,024	399	488
Non-taxable change in contingent consideration liability	(1,480)	—	—
Non-deductible executive compensation	3,155	2,099	1,246
Valuation allowance for deferred tax assets	3,737	2,867	(827)
Stock-based compensation	1,301	2,569	2,856
Meals and entertainment	328	224	140
Effect of foreign operations	4,317	2,328	465
Other	(166)	840	(47)
Income tax expense	$23,312	$20,914	$13,718
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$392	$400
Accrued expenses	17	94
Net operating loss	14,763	1,939
Stock-based compensation	3,876	5,220
Interest expense	4,292	1,770
Deferred revenue	635	5
Capitalized research and development expense	2,599	—
Leases	782	754
Other credits	22	14
Total deferred tax assets	27,378	10,196
Valuation allowance	(7,764)	(4,913)
Deferred tax assets, net of valuation allowance	19,614	5,283
Deferred tax liabilities:
Property and equipment	1,578	2,427
Prepaid expenses	983	918
Leases	1,271	1,064
Unrealized exchange loss	36	—
Intangibles	17,168	1,607
Total deferred tax liabilities	21,036	6,016
Net deferred tax asset (liability)	$(1,422)	$(733)
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, we have federal and state net operating loss carryforwards of approximately $60.0 million, which begin to expire in 2033, and foreign net operating loss carry forwards of approximately $6.3 million, which can be carried forward indefinitely. As of December 31, 2023, we had foreign net operating loss carry forwards of approximately $6.3 million, which can be carried forward indefinitely.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. As of December 31, 2024, we recorded a valuation allowance of $7.4 million in the U.S. and $0.4 million outside the U.S., respectively. As of December 31, 2023, we recorded a valuation allowance of $4.9 million in the U.S. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we did not incur a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 and 2018 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. In 2024, the Company decided that it would no longer permanently reinvest the majority of its undistributed earnings in non-US subsidiaries. Since these undistributed earnings had been previously taxed under the Tax Act, the impact of changing our assertion related to the undistributed earnings of our foreign subsidiaries did not have a material impact to our financial statements. As of December 31, 2024, we continued our permanent reinvestment assertion in only three foreign jurisdictions. The undistributed earnings of these three foreign subsidiaries of approximately $14.8 million are permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax, foreign exchange gain/loss, or state income taxes associated with a distribution of these earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not material to our financial statements.
As of December 31, 2024, we do not have any accrued interest and penalties related to unrecognized tax benefits.
We had no gross unrecognized tax benefits as of December 31, 2024 and 2023, respectively, and there were no changes in the balances of our gross unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022, respectively. We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750.0 million. Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750.0 million, and as such, we do not expect to be subject to the Pillar Two rules in 2024.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2024 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. A Form 870-AD was signed with the Internal Revenue Service on January 22, 2025 related to tax years 2013 through the period ending February 2016. During the three months ended March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Massachusetts Department of Revenue for the 2015 through February 2016 tax years, and the Texas Comptroller for the 2015 through 2018 tax years. We are currently under audit by the Canada Revenue Agency (“CRA”) for the tax years 2021 and 2022.
15. Commitments and Contingencies
Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings arising in our ordinary course of business.
We are party to a stockholders’ agreement dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein, as amended December 13, 2021 (the “Stockholders’ Agreement”). On March 16, 2023, a stockholder who is not party to the agreement filed a Complaint for Declaratory Relief in the Court of Chancery of the State of Delaware against us seeking, among other relief, class action certification and a declaratory judgment that certain provisions in the Stockholders’

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Agreement are unenforceable. On July 25, 2024, the court issued an opinion (i) granting the stockholder plaintiff’s motion for summary judgment and declaring certain provisions of the Stockholders’ Agreement facially invalid and unenforceable as a matter of Delaware law, including, among others, provisions relating to the election and removal of directors, the composition of committees, and, so long as ownership thresholds were met, approval rights of the stockholders party to the Stockholders’ Agreement over entering into or effecting a change of control of the Company, acquisitions in excess of $150 million, sales and dispositions of assets or securities in excess of $300 million, the incurrence of indebtedness in excess of $300 million, and the hiring or firing of the CEO and (ii) granting our motion for summary judgment as to the facial validity of provisions related to the nomination of directors and our use of reasonable best efforts to secure the election of certain nominees. On December 2, 2024, the court awarded the plaintiff attorneys a fee of $2.3 million and on December 13, 2024, the court entered an order implementing an agreement between the Company and the plaintiff for a discounted fee award of $1.75 million in exchange for the Company’s agreement to waive its right to appeal any of the rulings of the court in this action. The discounted fee award is reflected as a restructuring and other cost within general and administrative expenses during the year ended December 31, 2024.
In the opinion of management, the resolution of any pending claims (either individually or in the aggregate) is not expected to have a material adverse impact on our Consolidated Financial Statements, cash flows or financial position. However, the outcome of disputes is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, an unfavorable resolution of one or more matters could materially affect our future results of operations or cash flows, or both, in a particular period.
Commitments as a Result of Acquisitions
As part of the consideration payable for our November 20, 2024 acquisition of Adlumin, the former shareholders of Adlumin have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years. The deferred and contingent consideration liabilities will be re-evaluated periodically, but at least quarterly, with the resulting gains or additional expense recognized within general and administrative expense in our Consolidated Statements of Operations. At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration is $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. The current portion of the deferred consideration of $44.5 million is included in “current deferred consideration” and the non-current portion of $53.7 million is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of December 31, 2024. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration is $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. The current portion of the contingent consideration of $5.5 million is included in “accrued liabilities and other” and the non-current portion of $8.6 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2024.
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liability is re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $5.1 million as of December 31, 2022, and $3.7 million as of December 31, 2023. As of December 31, 2024, there is no remaining contingent consideration liability. During the years ended December 31, 2024, 2023 and 2022, we recognized a gain of $3.7 million, $1.4 million and $0.1 million, respectively, on the contingent consideration liability. The contingent consideration liability of $3.7 million as of December 31, 2023 is included in “other long-term liabilities” in our Consolidated Balance Sheets. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities for Adlumin and Spinpanel.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the year ended December 31, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of December 31, 2024, and no gains or losses on the contingent consideration were recognized during the years ended December 31, 2024, 2023 and 2022, respectively. See Note 2. Summary of Significant Accounting Policies and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
16. Operating Segments and Geographic Information
Operating Segments
Our chief operating decision-maker (“CODM”) is our Chief Executive Officer. As our CODM, our Chief Executive Officer manages the business as a multi-product business that utilizes its model to deliver software products to customers regardless of their geography or IT environment. Operating results, including discrete financial information and profitability metrics, are reviewed at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income, as presented in our Consolidated Statements of Operations, among other metrics. Segment asset information is not reported to the CODM. Our CODM uses consolidated net income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income includes depreciation expense of $16.0 million, $15.2 million, and $13.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, and amortization expense of $9.8 million, $6.4 million, and $11.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. The following tables set forth revenue by geographic area:

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Revenue
United States, country of domicile	$224,514	$205,836	$181,033
United Kingdom	48,730	43,196	38,414
All other international	192,903	172,848	152,322
Total revenue	$466,147	$421,880	$371,769
Other than the United States and Switzerland, no single country accounted for 10% or more of our total net long-lived assets as of December 31, 2024 and 2023, respectively. The following tables set forth net long-lived assets by geographic area:

	December 31,
	2024	2023

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,032	$14,269
Switzerland	14,998	13,705
All other international	10,132	8,864
Total long-lived assets, net	$36,162	$36,838

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charge to Expense	Charge to Other Accounts	Deductions (Write-Offs, Net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2022	$1,653	$3,265	$—	$(3,588)	$1,330
Year ended December 31, 2023	1,330	4,323	—	(4,482)	1,171
Year ended December 31, 2024	1,171	3,880	—	(4,165)	886

Tax valuation allowances:
Year ended December 31, 2022	$2,873	$—	$1,591	$(827)	$3,637
Year ended December 31, 2023	3,637	2,867	—	(1,591)	4,913
Year ended December 31, 2024	4,913	4,412	—	(1,561)	7,764