Form 10-Q
period 2025-03-31
N-able, Inc.
filed 2025-05-08
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 5, 2025, 189,059,535 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations concerning acquisitions and opportunities resulting from our acquisitions, including our acquisition of Adlumin, Inc. (“Adlumin”) in November 2024;
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
•the possibility that general economic, political, legal and regulatory conditions and uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of inflation, actions taken by central banks to counter inflation, rising interest rates, war and political unrest, military conflict (including between Russia and Ukraine and in the Middle East), terrorism, sanctions, trade or other issues in the U.S. and internationally, or that such factors may otherwise harm our business, financial condition or results of operations;
•recent significant changes to U.S. trade policies and reciprocal trade measures enacted or threatened, which have led and may continue to lead to volatility and uncertainty, including increased market volatility and currency exchange rate fluctuations, which may also cause information technology spending to be reduced or purchasing decisions to be delayed;
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
•risks related to our spin-off from SolarWinds into a newly created and separately-traded public company, including that the spin-off may not achieve some or all of any anticipated benefits with respect to our business; that the distribution, together with certain related transactions, may not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, which could result in N-able incurring significant tax liabilities, and, in certain circumstances, requiring us to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$94,090	$85,196
Accounts receivable, net of allowances of $946 and $886 as of March 31, 2025 and December 31, 2024, respectively	44,584	44,909
Income tax receivable	3,680	3,563
Recoverable taxes	11,909	24,157
Current contract assets	9,927	12,786
Prepaid and other current assets	19,595	13,312
Total current assets	183,785	183,923
Property and equipment, net	35,543	36,162
Operating lease right-of-use assets	29,789	27,998
Deferred taxes	2,091	2,026
Goodwill	991,352	977,013
Intangible assets, net	78,646	83,150
Other assets, net	30,871	28,575
Total assets	$1,352,077	$1,338,847
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,692	$6,290
Accrued liabilities and other	45,980	51,057
Current contingent consideration	14,750	5,500
Current deferred consideration	46,108	44,023
Current operating lease liabilities	6,669	6,018
Income taxes payable	10,018	9,733
Current portion of deferred revenue	22,953	23,977
Current debt obligation	3,500	3,500
Total current liabilities	153,670	150,098
Long-term liabilities:
Deferred revenue, net of current portion	3,462	2,996
Non-current deferred taxes	3,494	3,448
Non-current operating lease liabilities	30,794	30,069
Long-term debt, net of current portion	329,121	329,606
Non-current deferred consideration	55,692	54,089
Other long-term liabilities	743	9,253
Total liabilities	576,976	579,559
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized and 189,059,535 and 187,528,505 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	189	187
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	715,540	708,992
Accumulated other comprehensive loss	(4,670)	(21,095)
Retained earnings	64,042	71,204
Total stockholders' equity	775,101	759,288
Total liabilities and stockholders' equity	$1,352,077	$1,338,847
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription and other revenue	$118,197	$113,749
Cost of revenue:
Cost of revenue	23,511	17,836
Amortization of acquired technologies	4,167	461
Total cost of revenue	27,678	18,297
Gross profit	90,519	95,452
Operating expenses:
Sales and marketing	40,404	35,816
Research and development	23,884	22,082
General and administrative	23,908	17,049
Amortization of acquired intangibles	499	14
Total operating expenses	88,695	74,961
Operating income	1,824	20,491
Other expense, net:
Interest expense, net	(7,071)	(7,621)
Other income, net	1,385	285
Total other expense, net	(5,686)	(7,336)
(Loss) income before income taxes	(3,862)	13,155
Income tax expense	3,300	5,699
Net (loss) income	$(7,162)	$7,456
Net (loss) income per share:
Basic (loss) income per share	$(0.04)	$0.04
Diluted (loss) income per share	$(0.04)	$0.04
Weighted-average shares used to compute net (loss) income per share:
Shares used in computation of basic (loss) income per share:	188,234	184,015
Shares used in computation of diluted (loss) income per share:	188,234	187,174
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(7,162)	$7,456
Other comprehensive income (loss):
Foreign currency translation adjustment	16,425	(10,395)
Other comprehensive income (loss)	16,425	(10,395)
Comprehensive income (loss)	$9,263	$(2,939)
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of December 31, 2024	187,529	$187	$708,992	$(21,095)	$71,204	$759,288
Net loss	—	—	—	—	(7,162)	(7,162)
Foreign currency translation adjustment	—	—	—	16,425	—	16,425
Exercise of stock options	7	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	1,271	1	(7,712)	—	—	(7,711)
Issuance of stock	102	—	1,107	—	—	1,107
Issuance of stock under employee stock purchase plan	152	—	1,296	—	—	1,296
Stock-based compensation	—	—	11,855	—	—	11,855
Balance as of March 31, 2025	189,060	$189	$715,540	$(4,670)	$64,042	$775,101

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	7,456	7,456
Foreign currency translation adjustment	—	—	—	(10,395)	—	(10,395)
Exercise of stock options	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	1,438	2	(12,241)	—	—	(12,239)
Issuance of stock	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	105	—	1,200	—	—	1,200
Stock-based compensation	—	—	11,680	—	—	11,680
Balance as of March 31, 2024	184,763	$185	$667,161	$(5,986)	$47,702	$709,062

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(7,162)	$7,456
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,417	5,819
Provision for doubtful accounts	60	53
Stock-based compensation expense	11,669	11,547
Deferred taxes	20	(6)
Amortization of debt issuance costs	390	399
(Gain) loss on foreign currency exchange rates	(783)	796
Loss (gain) on contingent consideration	700	(1,407)
Deferred consideration expense	3,688	—
Gain on lease modification	(413)	—
Other non-cash expenses	141	84
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	268	(121)
Income tax receivable	(89)	(2,462)
Recoverable taxes	12,420	(3,464)
Current contract assets	2,859	(3,708)
Operating lease right-of-use assets, net	(365)	(46)
Prepaid expenses and other assets	(6,698)	(1,809)
Accounts payable	(2,710)	(1,389)
Accrued liabilities and other	(3,901)	(11,705)
Income taxes payable	349	6,005
Deferred revenue	(558)	289
Other long-term assets	(661)	(1,920)
Other long-term liabilities	36	(227)
Net cash provided by operating activities	19,677	4,184
Cash flows from investing activities
Purchases of property and equipment	(3,288)	(3,438)
Purchases of intangible assets	(2,788)	(1,689)
Net cash used in investing activities	(6,076)	(5,127)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(7,712)	(12,241)
Exercise of stock options	2	—
Proceeds from issuance of common stock under employee stock purchase plan	1,296	1,200
Repayments of borrowings from Credit Agreement	(875)	(875)
Net cash used in financing activities	(7,289)	(11,916)
Effect of exchange rate changes on cash and cash equivalents	2,582	(962)
Net increase (decrease) in cash and cash equivalents	8,894	(13,821)
Cash and cash equivalents
Beginning of period	85,196	153,048
End of period	$94,090	$139,227
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,447	$7,270
Cash paid for income taxes	$2,157	$1,779
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$29	$179
Right-of-use assets obtained in exchange for operating lease liabilities	$3,338	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2024, referred to as our “2024 Annual Report.”
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an annual and interim basis. The amendments also require companies with a single reportable segment to provide all disclosures required by this amendment and all existing segment disclosures in ASC 280, “Segment Reporting.” The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. We adopted this standard as of December 31, 2024. The adoption of the standard did not have a material impact on our consolidated financial statements and only impacted our disclosures. See Note 12. Operating Segments and Geographic Information for disclosures related to the adoption of this standard.
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
Money Market Fund Financial Assets
As of March 31, 2025 and December 31, 2024, we have money market fund financial assets of $54.5 million and $44.0 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of December 31, 2024	$(21,095)	$(21,095)
Other comprehensive income before reclassification	16,425	16,425
Amount reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive income	16,425	16,425
Balance as of March 31, 2025	$(4,670)	$(4,670)
Revenue
Our revenue consists of the following:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Subscription revenue	$116,849	$111,517
Other revenue	1,348	2,232
Total subscription and other revenue	$118,197	$113,749
During the three months ended March 31, 2025 and 2024, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue recognized at a point in time	$10,124	$16,688
Revenue recognized over time	108,073	97,061
Total revenue recognized	$118,197	$113,749

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
The following table reflects the changes in our total deferred revenue balance for the three months ended March 31, 2025:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2024	$26,973
Deferred revenue recognized	(9,828)
Additional amounts deferred	9,270
Balance as of March 31, 2025	$26,415
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative results in an increase in point in time subscription revenue, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets. Current contract assets were $9.9 million and $12.8 million as of March 31, 2025 and December 31, 2024, respectively. Non-current contract assets were $4.3 million and $3.7 million as of March 31, 2025 and December 31, 2024, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, including those under the Long-Term Contract Initiative, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $1.7 million as of March 31, 2025 and December 31, 2024, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.2 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.4 million during the three months ended March 31, 2025. We recognized no amortization of capitalized commissions during the three months ended March 31, 2024.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of March 31, 2025, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$201,650	$134,756	$66,894	$—

Cost of Revenue
Amortization of Acquired Technologies. During the three months ended March 31, 2025 and 2024, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Amortization of acquired technologies	$4,167	$461

3. Acquisitions

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Adlumin, Inc.
On November 20, 2024, we acquired Adlumin, Inc. (“Adlumin”) a Washington, D.C. based enterprise-grade security operations platform provider. The acquisition was structured as a merger transaction pursuant to which Adlumin became our indirect wholly-owned subsidiary. The aggregate consideration payable at closing of the transaction included $98.7 million in cash, subject to customary adjustments and funded with cash on hand, and the issuance of up to 1,570,762 shares of our common stock. Additionally, the former Adlumin shareholders have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years.
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. There were no measurement period adjustments recorded during the three months ended March 31, 2025, and the measurement period will conclude as of November 19, 2025.
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

The fair value of the acquired developed technology intangible assets was determined using the multi-period excess earnings method under the income approach. The fair value of the acquired customer relationships intangible assets was determined using the distributor method under the income approach. The fair value of the acquired trademarks intangible assets was determined using the relief-from-royalty method under the income approach.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements during the year ended December 31, 2024. As noted above, total consideration includes the former Adlumin shareholders’ right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services. The deferred and contingent consideration liabilities will be reevaluated periodically, but at least quarterly, to assess the impact of the passage of time, continued employment, and achievement of certain performance metrics against defined targets, as applicable. The resulting gains or additional expense related to the passage of time are recognized within interest expense, net and the resulting gains or additional expense related to continued employment and achievement of certain performance metrics against defined targets are recognized within general and administrative expense in our Consolidated Statements of Operations, respectively. At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration was $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. As of March 31, 2025, the fair value of the deferred consideration is $101.8 million, resulting in the recognition of expense of $3.7 million for the three months ended March 31, 2025. The current portion of the deferred consideration of $46.1 million, of which $2.2 million is contingent upon continued employment, is included in “current deferred consideration” and the non-current portion of $55.7 million, of which $1.2 million is contingent upon continued employment, is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of March 31, 2025. The current portion of the deferred consideration of $44.5 million, of which $0.8 million is contingent upon continued employment, is included in “current deferred consideration” and the non-current portion of $53.7 million, of which $0.4 million is contingent upon continued employment, is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of December 31, 2024. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration was $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. As of March 31, 2025, the fair value of the contingent consideration is $14.8 million, resulting in the recognition of expense of $0.7 million for the three months ended March 31, 2025. The contingent consideration is included in “current contingent consideration” in our Consolidated Balance Sheets as of March 31, 2025. The current portion of the contingent consideration of $5.5 million is included in “current contingent consideration” and the non-current portion of $8.6 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2024. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The results of operations related to Spinpanel since the acquisition date are included in our Consolidated Financial Statements during the three months ended March 31, 2025 and 2024. As noted above, total consideration includes up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liability is re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $3.7 million as of December 31, 2023, and $2.2 million as of March 31, 2024. As of March 31, 2025 and December 31, 2024, there is no remaining contingent consideration liability. We recognized a gain of $1.4 million on the contingent consideration for the three months ended March 31, 2024. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other, and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities.

Pro forma information for the acquisition has not been provided because the impact of the historical financials on our revenue, net income and net income per share is not material. We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the three months ended March 31, 2025:

(in thousands)
Balance as of December 31, 2024	$977,013
Foreign currency translation	14,339
Balance as of March 31, 2025	$991,352
5. Relationship with Parent and Related Entities
On August 6, 2020, SolarWinds Corporation (“SolarWinds” or “Parent”) announced that its board of directors had authorized management to explore a potential spin-off of its MSP business into our company, a newly created and separately

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the three months ended March 31, 2025 and 2024, we recognized less than $0.1 million and $0.1 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the three months ended March 31, 2025 and 2024, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for an additional two-year term during the year ended December 31, 2023. We earned $0.5 million and $0.4 million of revenue during the three months ended March 31, 2025 and 2024, respectively, and incurred less than $0.1 million of costs during the three months ended March 31, 2025 and 2024, respectively, under the Software OEM Agreements.
Employee Matters Agreement

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three months ended March 31, 2025 and 2024, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three months ended March 31, 2025 and 2024, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three months ended March 31, 2025 and 2024, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned no revenue and less than $0.1 million of revenue during the three months ended March 31, 2025 and 2024, respectively, and incurred less than $0.1 million and $0.1 million of costs during the three months ended March 31, 2025 and 2024, respectively, under the Software Cross License Agreement.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.2 million under the Sublease Agreement during the three months ended March 31, 2025 and 2024, respectively.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of March 31, 2025 and December 31, 2024. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2025.

	Fair Value Measurements as of March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$54,478	$—	$—	$54,478
Liabilities:
Contingent consideration	$—	$—	$14,750	$14,750

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,976	$—	$—	$43,976
Liabilities:
Contingent consideration	$—	$—	$14,050	$14,050
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Beginning balance	$14,050	$3,650
Net losses (gains) recognized	700	(1,430)
Ending balance	$14,750	$2,220

As of March 31, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	March 31,	December 31,
	2025	2024

	(in thousands)
Payroll-related accruals	$16,543	$24,541
Value-added and other tax	10,021	9,314
Purchasing accruals	4,278	3,669
Accrued professional fees	1,730	1,959
Accrued royalties	4,161	3,809
Consideration payable in cash or equity	110	1,218
Accrued other liabilities	9,137	6,547
Total accrued liabilities and other	$45,980	$51,057
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into the Credit Agreement with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, LLC is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, LLC. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes information relating to our outstanding debt as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$337,750	7.32%	$338,625	7.53%
Revolving credit facility	—	—%	—	—%
Total principal amount	337,750		338,625
Unamortized discount and debt issuance costs	(5,129)		(5,519)
Total debt, net	332,621		333,106
Less: Current debt obligation	(3,500)		(3,500)
Long-term debt, net of current portion	$329,121		$329,606
Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating SOFR-based rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating SOFR-based rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
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
As of March 31, 2025 and December 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of March 31, 2025:

(in thousands)
2025	$2,625
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$337,750

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Basic earnings per share:
Numerator:
Net (loss) income	$(7,162)	$7,456
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	188,234	184,015
Basic earnings per share	$(0.04)	$0.04

Diluted earnings per share:
Numerator:
Net (loss) income	$(7,162)	$7,456
Denominator:
Weighted-average shares used in computing basic earnings per share	188,234	184,015
Add dilutive impact of employee equity plans	—	3,159
Weighted-average shares used in computing diluted earnings per share	188,234	187,174
Diluted earnings per share	$(0.04)	$0.04

The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the three months ended March 31, 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three months ended March 31, 2024, because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

Three Months Ended March 31, 2024

(in thousands)
Restricted stock units	1,653
Total anti-dilutive shares	1,653
10. Income Taxes
For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $3.3 million and $5.7 million, respectively, resulting in an effective tax rate of (85.4)% and 43.3%, respectively. The increase in the effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2025, we did not have any accrued interest and penalties related to unrecognized tax benefits.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750 million. Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750 million, and as such, we do not expect to be subject to the Pillar Two rules in 2025.
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2024 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. A Form 870-AD was signed

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Commitments as a Result of Acquisitions
As part of the consideration payable for our November 20, 2024 acquisition of Adlumin, the former shareholders of Adlumin have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services. The deferred and contingent consideration liabilities will be reevaluated periodically, but at least quarterly, to assess the impact of the passage of time, continued employment, and achievement of certain performance metrics against defined targets, as applicable. The resulting gains or additional expense related to the passage of time are recognized within interest expense, net and the resulting gains or additional expense related to continued employment and achievement of certain performance metrics against defined targets are recognized within general and administrative expense in our Consolidated Statements of Operations, respectively. At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration was $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. As of March 31, 2025, the fair value of the deferred consideration is $101.8 million, resulting in the recognition of expense of $3.7 million for the three months ended March 31, 2025. The current portion of the deferred consideration of $46.1 million, of which $2.2 million is contingent upon continued employment, is included in “current deferred consideration” and the non-current portion of $55.7 million, of which $1.2 million is contingent upon continued employment, is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of March 31, 2025. The current portion of the deferred consideration of $44.5 million, of which $0.8 million is contingent upon continued employment, is included in “current deferred consideration” and the non-current portion of $53.7 million, of which $0.4 million is contingent upon continued employment, is included in “non-current deferred consideration” in our Consolidated Balance Sheets as of December 31, 2024. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration was $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. As of March 31, 2025, the fair value of the contingent consideration is $14.8 million, resulting in the recognition of expense of $0.7 million for the three months ended March 31, 2025. The contingent consideration is included in “current contingent consideration” in our Consolidated Balance Sheets as of March 31, 2025. The current portion of the contingent consideration of $5.5 million is included in “current contingent consideration” and the non-current portion of $8.6 million is included in “other long-term liabilities” in our Consolidated Balance Sheets as of December 31, 2024.
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the three months ended June 30, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of March 31, 2025 and December 31, 2024, and no gains or losses on the contingent consideration were recognized during the three months ended March 31, 2025 and 2024. See Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. The contingent consideration liability is re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. The fair value of this contingent consideration was $5.2 million at the date of acquisition, $3.7 million as of December 31, 2023, and $2.2 million as of March 31, 2024. As of March 31, 2025 and December 31, 2024, there is no remaining contingent consideration liability. We recognized a gain of $1.4 million on the contingent consideration for the three months ended March 31, 2024. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our contingent consideration liabilities.
12. Operating Segments and Geographic Information
Operating Segments

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net (loss) income, as presented in our Consolidated Statements of Operations, among other metrics. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. Our CODM uses consolidated net (loss) income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net (loss) income includes depreciation expense of $4.2 million and $4.0 million for the three months ended March 31, 2025 and 2024, respectively, and amortization expense of $6.2 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three months ended March 31, 2025 and 2024, respectively. The following tables set forth revenue by geographic area:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Revenue
United States, country of domicile	$60,509	$54,507
United Kingdom	11,832	11,541
All other international	45,856	47,701
Total revenue	$118,197	$113,749
Other than the United States and Switzerland, no single country accounted for 10% or more of our total net long-lived assets as of March 31, 2025 and December 31, 2024, respectively. The following tables set forth net long-lived assets by geographic area:

	March 31,	December 31,
	2025	2024

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,499	$11,032
Switzerland	13,904	14,998
All other international	10,140	10,132
Total long-lived assets, net	$35,543	$36,162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” above and the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our powerful technology enables them to support digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market businesses, which we define as those businesses having fewer than 2,500 employees. With a flexible technology platform and powerful integrations, N-able makes it easy for our customers to monitor, manage, and protect systems, data, and networks. Our growing portfolio of management, security, automation, and data protection solutions is built for IT services management professionals. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
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
On December 14, 2020, SolarWinds announced that it had been the victim of a cyberattack (the “Cyber Incident”) on its Orion Software Platform and internal systems. SolarWinds’ investigation revealed that as part of this attack, malicious code (“Sunburst”) was injected into builds of SolarWinds’ Orion Software Platform that it released between March 2020 and June 2020. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, SolarWinds Cyber Incident" in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Cyber Incident.
First Quarter Financial Highlights
Revenue
Our total revenue was $118.2 million and $113.7 million for the three months ended March 31, 2025 and 2024, respectively.
During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). Under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (“Topic 606”),” we recognize revenue for long-term subscriptions when the distinct license is made available to the customer, and support revenue is recognized ratably over the contract term. Revenue from the license performance obligation of our self-managed solutions is recognized at a point in time upon delivery of the access to the licenses and revenue from the performance obligation related to the technical support and unspecified software upgrades of our subscription-based license arrangements is recognized ratably over the agreement period. The Long-Term Contract Initiative results in an increase in point in time subscription revenue, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services at a point in time and over time.

Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of March 31, 2025 was $492.7 million, compared to $446.6 million as of March 31, 2024, representing an increase of 10.3%. This increase was primarily due to steady demand for our solutions and the impact of the November 20, 2024 acquisition of Adlumin.
As of March 31, 2025, we had 2,398 customers with ARR over $50,000 on our platform, up from 2,187 as of March 31, 2024, representing an increase of 9.6%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 56% of our total ARR as of March 31, 2024 to approximately 58% of our total ARR as of March 31, 2025.
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
Profitability
Our operating income for the three months ended March 31, 2025 was $1.8 million, compared to operating income of $20.5 million for the three months ended March 31, 2024. Our net loss for the three months ended March 31, 2025 was $7.2 million compared to net income of $7.5 million for the three months ended March 31, 2024. The decrease in net income for the three months ended March 31, 2025 was primarily due to an increase in general and administrative expense, an increase in cost of revenue, an increase in sales and marketing expense, an increase in amortization of acquired technologies, an increase in research and development expense, and an increase in amortization of acquired intangibles, partially offset by an increase in revenue, a decrease in income tax expense, a decrease in interest expense, net, and an increase in other income, net. Our Adjusted EBITDA, calculated as net (loss) income of $(7.2) million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively, excluding amortization of acquired intangible assets and developed technology of $6.2 million and $1.9 million, respectively, depreciation expense of $4.2 million and $4.0 million, respectively, income tax expense of $3.3 million and $5.7 million, respectively, interest expense, net of $7.1 million and $7.6 million, respectively, unrealized foreign currency (gains) losses of $(0.8) million and $0.8 million, respectively, transaction related costs of $6.3 million and $(1.4) million, respectively, spin-off costs of $0.0 million and $0.1 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $12.7 million and $13.0 million, respectively, and restructuring costs and other of $(0.1) million and $0.6 million, respectively, was $31.6 million and $39.6 million for the three months ended March 31, 2025 and 2024, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended March 31, 2025 and 2024, cash flows from operations were $19.7 million and $4.2 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.4 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively, and cash payments for income taxes of $2.2 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”) and November 20, 2024 acquisition of Adlumin, Inc. (“Adlumin”).
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,800, 1,773, and 1,598 as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively. Our stock-based compensation expense increased during the three months ended March 31, 2025 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through March 31, 2025, and we expect stock-based compensation expense to continue to increase during the year ending December 31, 2025.
•Sales and Marketing. Sales and marketing expenses primarily consist of related personnel costs, including our sales, marketing, partner success and product management teams, net of capitalized commissions related to long-term committed contracts, as well as an allocation of our facilities, depreciation, IT and benefits costs. Sales and marketing expenses also include the cost of digital marketing programs such as paid search, search engine optimization and management and website maintenance and design, marketing development funds, as well as the cost of events for existing and prospective customers. We expect to continue to grow our sales and marketing organization over time to drive new customer adds, retain and expand with existing customers, and pursue initiatives designed to help our customers succeed and grow.
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
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the July 1, 2022 acquisition of Spinpanel and the November 20, 2024 acquisition of Adlumin.
Other Expense, Net
Other expense, net primarily consists of interest expense related to the Credit Agreement and the Adlumin deferred consideration liability and losses resulting from changes in exchange rates on foreign currency denominated accounts, partially offset by gains resulting from changes in exchange rates on foreign currency denominated accounts, dividend income from our money market fund financial assets and interest income on recoverable taxes. See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional information on how interest rates impact our financial results.
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
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$116,849	98.9%	$111,517	98.0%	$5,332
Other revenue	1,348	1.1	2,232	2.0	(884)
Total subscription and other revenue	$118,197	100.0%	$113,749	100.0%	$4,448
Total revenue increased $4.4 million, or 3.9%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 51.2% and 47.9% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.0% and 10.4% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $5.3 million, or 4.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and unified endpoint management solutions, inclusive of the net positive impact from long-term committed contracts, and includes revenue attributable to the recently acquired Adlumin business. See First Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the three months ended March 31, 2025. Subscription revenue as a percentage of our total revenue was 98.9% for the three months ended March 31, 2025, compared to 98.0% for the three months ended March 31, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 101% and 111% for the trailing twelve-month periods ended March 31, 2025 and 2024, respectively. The 101% dollar-based net revenue retention rate reflects the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.9 million, or 39.6%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a decrease in maintenance and professional services revenue. Other revenue as a percentage of our total revenue was 1.1% for the three months ended March 31, 2025, compared to 2.0% for the three months ended March 31, 2024.

Cost of Revenue

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$23,511	19.9%	$17,836	15.7%	$5,675
Amortization of acquired technologies	4,167	3.5	461	0.4	3,706
Total cost of revenue	$27,678	23.4%	$18,297	16.1%	$9,381
Total cost of revenue increased $9.4 million, or 51.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in amortization of acquired technologies of $3.7 million related to the November 20, 2024 acquisition of Adlumin, an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $3.5 million, an increase in personnel costs driven by headcount and salary increases of $0.8 million, which includes an increase in stock-based compensation expense of $0.1 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.6 million and an increase in contract services costs of $0.6 million.
Operating Expenses

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$40,404	34.2%	$35,816	31.5%	$4,588
Research and development	23,884	20.2	22,082	19.4	1,802
General and administrative	23,908	20.2	17,049	15.0	6,859
Amortization of acquired intangibles	499	0.4	14	—	485
Total operating expenses	$88,695	75.0%	$74,961	65.9%	$13,734
Sales and Marketing. Sales and marketing expenses increased $4.6 million, or 12.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in personnel costs of $3.8 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in transaction related costs of $1.0 million, an increase in contract services costs of $0.3 million and an increase in travel and event-related costs of $0.2 million, partially offset by a decrease in advertising expense of $0.5 million and an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $0.2 million.
Research and Development. Research and development expenses increased $1.8 million, or 8.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $3.5 million, which includes an increase in stock-based compensation expense of $0.3 million, and an increase in subscription costs of $0.5 million, partially offset by an increase in capitalized internal-use software costs of $2.0 million and a decrease in allocated facilities and IT costs of $0.3 million.
General and Administrative. General and administrative expenses increased $6.9 million, or 40.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in expense of $2.3 million related to the Adlumin deferred consideration liability, an increase in expense related to contingent consideration of $2.1 million, due to the recognition of $0.7 million of expense on contingent consideration for the three months ended March 31, 2025 related to the acquisition of Adlumin, compared to the recognition of a gain on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $1.4 million for three months ended March 31, 2024, an increase in transaction related costs of $2.1 million, an increase in professional fees of $1.0 million, an increase in contract services costs of $0.5 million and an increase in allocated facilities and IT costs of $0.3 million, partially offset by a decrease in restructuring and other costs of $0.9 million, which includes a net gain on lease modification of $0.4 million, and a decrease in rent expense of $0.6 million. See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements for further details regarding the acquisitions of Adlumin and Spinpanel.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.5 million, or 3,464.3%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,071)	(6.0)%	$(7,621)	(6.7)%	$550
Interest expense, net decreased by $0.6 million, or 7.2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in interest income on recoverable taxes of $1.0 million and a decrease in interest expense of $0.9 million due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement, partially offset by an increase in expense of $1.4 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other Income, Net

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,385	1.2%	$285	0.3%	$1,100
Other income, net increased by $1.1 million, or 386.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in the impact of changes in foreign currency exchange rates of $2.0 million related to various accounts for the period, partially offset by a decrease in dividend income from our money market fund financial assets of $0.8 million.
Income Tax Expense

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
(Loss) income before income taxes	$(3,862)	(3.3)%	$13,155	11.6%	$(17,017)
Income tax expense	3,300	2.8	5,699	5.0	(2,399)
Effective tax rate	(85.4)%		43.3%		(128.7)%
Our income tax expense for the three months ended March 31, 2025 decreased by $2.4 million as compared to the three months ended March 31, 2024. The effective tax rate increased to (85.4)% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2025	2024
	(in thousands, except margin data)
GAAP operating income	$1,824	$20,491
Stock-based compensation expense and related employer-paid payroll taxes	12,684	12,967
Amortization of acquired technologies	4,167	461
Amortization of acquired intangibles	499	14
Transaction related costs	6,254	(1,396)
Spin-off costs	—	51
Restructuring costs and other	(138)	626
Non-GAAP operating income	$25,290	$33,214
GAAP operating margin	1.5%	18.0%
Non-GAAP operating margin	21.4%	29.2%
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net (loss) income and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an implication that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended March 31,
	2025	2024
	(in thousands, except margin data)
Net (loss) income	$(7,162)	$7,456
Amortization	6,178	1,862
Depreciation	4,239	3,957
Income tax expense	3,300	5,699
Interest expense, net	7,071	7,621
Unrealized foreign currency (gains) losses	(783)	796
Transaction related costs	6,254	(1,396)
Spin-off costs	—	51
Stock-based compensation expense and related employer-paid payroll taxes	12,684	12,967
Restructuring costs and other	(138)	626
Adjusted EBITDA	$31,643	$39,639
Adjusted EBITDA margin	26.8%	34.8%
Liquidity and Capital Resources
Cash and cash equivalents were $94.1 million as of March 31, 2025. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $86.7 million of cash and cash equivalents, of which 73.8%, 18.0% and 2.6% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $332.6 million and $333.1 million as of March 31, 2025 and December 31, 2024, respectively, net of debt issuance costs of $5.1 million and $5.5 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
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
During the three months ended March 31, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$19,677	$4,184
Net cash used in investing activities	(6,076)	(5,127)
Net cash used in financing activities	(7,289)	(11,916)
Effect of exchange rate changes on cash and cash equivalents	2,582	(962)
Net increase (decrease) in cash and cash equivalents	$8,894	$(13,821)
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
Cash provided by operating activities increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a net cash inflow resulting from changes in our operating assets and liabilities and an increase in non-cash items within net income, partially offset by a decrease in net income. The net cash inflow resulting from changes in our operating assets and liabilities was primarily due to a decrease in recoverable taxes, an increase in accrued liabilities and other, a decrease in current contract assets, a decrease in income taxes receivable, a decrease in other long-term assets, a decrease in accounts receivable and an increase in other long-term liabilities, partially offset by an increase in income taxes payable, an increase in prepaid expenses and other assets, a decrease in accounts payable, a decrease in deferred revenue and an increase in operating lease right-of-use assets, net. The net cash inflow of $1.0 million and outflow of $20.6 million resulting from changes in our operating assets and liabilities for the three months ended March 31, 2025 and 2024, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
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
Net cash used in investing activities increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to an increase in capitalized research and development costs related to internal-use software, partially offset by a decrease in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in payments of tax withholding obligations related to restricted stock, an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan and an increase in proceeds from exercises of stock options.
Contractual Obligations and Commitments
As of March 31, 2025, there have been no material changes in our contractual obligations and commitments as of December 31, 2024, which were disclosed in our 2024 Annual Report.
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
•revenue recognition; and
•income taxes.
A full description of our critical accounting policies that involve significant management judgment appears in our 2024 Annual Report. There have been no material changes to our critical accounting policies and estimates since that time.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recently adopted accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $94.1 million and $85.2 million at March 31, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $332.6 million and $333.1 million as of March 31, 2025 and December 31, 2024, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating SOFR-based rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating SOFR-based rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
As of March 31, 2025 and December 31, 2024, the annual weighted-average interest rate on borrowings was 7.32% and 7.53%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both March 31, 2025 and December 31, 2024. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at March 31, 2025 and December 31, 2024 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of March 31, 2025 and December 31, 2024, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended March 31, 2025 and 2024 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.

Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, Europe and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response to, the Russia-Ukraine conflict, escalating conflicts in the Middle East, or economic uncertainty with respect to trade policies. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity and Use of Proceeds
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the authorization, we may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. We did not repurchase any shares under the Repurchase Program in the three months ended March 31, 2025.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	May 8, 2025	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)