Form 10-Q
period 2025-06-30
N-able, Inc.
filed 2025-08-07
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 4, 2025, 187,096,094 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding our capital expenditures; and
•our beliefs regarding the sufficiency of our cash and cash equivalents, cash flows from operating activities and borrowing capacity.
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
•risks that cyberattacks and other security incidents may result in compromises or breaches of our, our customers’, or their SMB and mid-market customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our customers’, or their SMB and mid-market customers’ environments, the exploitation of vulnerabilities in our, our customers’, or their SMB and mid-market customers’ security, the theft or misappropriation of our, our customers’, or their SMB and mid-market customers’ proprietary and confidential information, and interference with our, our customers’, or their SMB and mid-market customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business;
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
•risks related to our spin-off from SolarWinds into a newly created and separately-traded public company, including that the distribution, together with certain related transactions, may not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, which could result in N-able incurring significant tax liabilities, and, in certain circumstances, requiring us to indemnify SolarWinds for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement; and that the spin-off may not achieve some or all of any anticipated benefits with respect to our business; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$93,874	$85,196
Accounts receivable, net of allowances of $1,123 and $886 as of June 30, 2025 and December 31, 2024, respectively	47,521	44,909
Income tax receivable	3,883	3,563
Recoverable taxes	7,679	24,157
Current contract assets	15,979	12,786
Prepaid and other current assets	17,720	13,312
Total current assets	186,656	183,923
Property and equipment, net	36,774	36,162
Operating lease right-of-use assets	31,276	27,998
Deferred taxes	2,234	2,026
Goodwill	1,023,226	977,013
Intangible assets, net	74,256	83,150
Other assets, net	31,580	28,575
Total assets	$1,386,002	$1,338,847
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,563	$6,290
Accrued liabilities and other	44,911	51,057
Current contingent consideration	10,310	5,500
Current deferred consideration	48,288	44,023
Current operating lease liabilities	6,914	6,018
Income taxes payable	9,022	9,733
Current portion of deferred revenue	20,584	23,977
Current debt obligation	3,500	3,500
Total current liabilities	151,092	150,098
Long-term liabilities:
Deferred revenue, net of current portion	2,747	2,996
Non-current deferred taxes	3,605	3,448
Non-current operating lease liabilities	32,308	30,069
Long-term debt, net of current portion	328,639	329,606
Non-current deferred consideration	57,353	54,089
Other long-term liabilities	841	9,253
Total liabilities	576,585	579,559
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 189,557,878 and 187,528,505 shares issued, and 188,307,700 and 187,528,505 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	190	187
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost: 1,250,178 and no shares as of June 30, 2025 and December 31, 2024, respectively	(10,000)	—
Additional paid-in capital	726,570	708,992
Accumulated other comprehensive income (loss)	32,637	(21,095)
Retained earnings	60,020	71,204
Total stockholders' equity	809,417	759,288
Total liabilities and stockholders' equity	$1,386,002	$1,338,847
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription and other revenue	$131,249	$119,447	$249,446	$233,196
Cost of revenue:
Cost of revenue	24,468	18,706	47,979	36,542
Amortization of acquired technologies	4,229	458	8,396	919
Total cost of revenue	28,697	19,164	56,375	37,461
Gross profit	102,552	100,283	193,071	195,735
Operating expenses:
Sales and marketing	42,362	32,850	82,766	68,666
Research and development	26,336	22,391	50,220	44,473
General and administrative	23,229	23,048	47,137	40,097
Amortization of acquired intangibles	503	15	1,002	29
Total operating expenses	92,430	78,304	181,125	153,265
Operating income	10,122	21,979	11,946	42,470
Other expense, net:
Interest expense, net	(8,090)	(7,606)	(15,161)	(15,227)
Other (expense) income, net	(854)	1,142	531	1,427
Total other expense, net	(8,944)	(6,464)	(14,630)	(13,800)
Income (loss) before income taxes	1,178	15,515	(2,684)	28,670
Income tax expense	5,200	6,060	8,500	11,759
Net (loss) income	$(4,022)	$9,455	$(11,184)	$16,911
Net (loss) income per share:
Basic (loss) income per share	$(0.02)	$0.05	$(0.06)	$0.09
Diluted (loss) income per share	$(0.02)	$0.05	$(0.06)	$0.09
Weighted-average shares used to compute net (loss) income per share:
Shares used in computation of basic (loss) income per share:	188,823	184,996	188,527	184,504
Shares used in computation of diluted (loss) income per share:	188,823	187,274	188,527	187,560
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,022)	$9,455	$(11,184)	$16,911
Other comprehensive income (loss):
Foreign currency translation adjustment	37,307	(3,035)	53,732	(13,430)
Other comprehensive income (loss)	37,307	(3,035)	53,732	(13,430)
Comprehensive income	$33,285	$6,420	$42,548	$3,481
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance as of March 31, 2025	189,060	$189	—	$—	$715,540	$(4,670)	$64,042	$775,101
Net loss	—	—	—	—	—	—	(4,022)	(4,022)
Foreign currency translation adjustment	—	—	—	—	—	37,307	—	37,307
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	498	1	—	—	(2,058)	—	—	(2,057)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,250)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	13,088	—	—	13,088
Balance as of June 30, 2025	189,558	$190	(1,250)	$(10,000)	$726,570	$32,637	$60,020	$809,417

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance as of December 31, 2024	187,529	$187	—	$—	$708,992	$(21,095)	$71,204	$759,288
Net loss	—	—	—	—	—	—	(11,184)	(11,184)
Foreign currency translation adjustment	—	—	—	—	—	53,732	—	53,732
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	1,769	2	—	—	(9,770)	—	—	(9,768)
Issuance of stock	102	—	—	—	1,107	—	—	1,107
Issuance of stock under employee stock purchase plan	152	—	—	—	1,296	—	—	1,296
Repurchase of common stock	—	—	(1,250)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	24,943	—	—	24,943
Balance as of June 30, 2025	189,558	$190	(1,250)	$(10,000)	$726,570	$32,637	$60,020	$809,417

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance as of March 31, 2024	184,763	$185	—	$—	$667,161	$(5,986)	$47,702	$709,062
Net income	—	—	—	—	—	—	9,455	9,455
Foreign currency translation adjustment	—	—	—	—	—	(3,035)	—	(3,035)
Exercise of stock options	19	—	—	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	451	—	—	—	(3,097)	—	—	(3,097)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,977	—	—	11,977
Balance as of June 30, 2024	185,233	$185	—	$—	$676,049	$(9,021)	$57,157	$724,370

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	—	$—	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	—	—	16,911	16,911
Foreign currency translation adjustment	—	—	—	—	—	(13,430)	—	(13,430)
Exercise of stock options	19	—	—	—	8	—	—	8
Restricted stock units issued, net of shares withheld for taxes	1,889	2	—	—	(15,338)	—	—	(15,336)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	105	—	—	—	1,200	—	—	1,200
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,657	—	—	23,657
Balance as of June 30, 2024	185,233	$185	—	$—	$676,049	$(9,021)	$57,157	$724,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(11,184)	$16,911
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,281	11,723
Provision for doubtful accounts	237	94
Stock-based compensation expense	24,553	23,355
Deferred taxes	79	—
Amortization of debt issuance costs	784	797
Loss on foreign currency exchange rates	1,594	1,241
Loss (gain) on contingent consideration	1,618	(1,347)
Deferred consideration expense	7,530	—
Gain on lease modification	(441)	—
Other non-cash expenses	521	84
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,838)	1,892
Income tax receivable	(231)	(4,383)
Recoverable taxes	16,713	(6,678)
Current contract assets	(3,193)	(11,457)
Operating lease right-of-use assets, net	(163)	105
Prepaid expenses and other assets	(4,446)	(3,176)
Accounts payable	653	819
Accrued liabilities and other	(5,679)	(3,493)
Income taxes payable	(441)	9,165
Deferred revenue	(3,641)	(2,082)
Other long-term assets	424	(1,631)
Other long-term liabilities	134	(477)
Net cash provided by operating activities	43,864	31,462
Cash flows from investing activities
Purchases of property and equipment	(7,076)	(6,680)
Purchases of intangible assets	(5,797)	(3,592)
Return of deposits in escrow	299	—
Net cash used in investing activities	(12,574)	(10,272)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(9,770)	(15,339)
Exercise of stock options	2	8
Proceeds from issuance of common stock under employee stock purchase plan	1,296	1,200
Repurchase of common stock	(10,000)	—
Deferred acquisition payments	(5,358)	(1,000)
Repayments of borrowings from Credit Agreement	(1,750)	(1,750)
Net cash used in financing activities	(25,580)	(16,881)
Effect of exchange rate changes on cash and cash equivalents	2,968	152
Net increase in cash and cash equivalents	8,678	4,461
Cash and cash equivalents
Beginning of period	85,196	153,048
End of period	$93,874	$157,509
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,706	$14,562
Cash paid for income taxes	$5,897	$6,015
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$491	$154
Right-of-use assets obtained in exchange for operating lease liabilities	$5,580	$—
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
Money Market Fund Financial Assets
As of June 30, 2025 and December 31, 2024, we have money market fund financial assets of $55.1 million and $44.0 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Loss

	(in thousands)
Balance as of December 31, 2024	$(21,095)	$(21,095)
Other comprehensive income before reclassification	53,732	53,732
Amount reclassified from accumulated other comprehensive loss	—	—
Net current period other comprehensive income	53,732	53,732
Balance as of June 30, 2025	$32,637	$32,637
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Subscription revenue	$129,874	$117,413	$246,723	$228,930
Other revenue	1,375	2,034	2,723	4,266
Total subscription and other revenue	$131,249	$119,447	$249,446	$233,196
During the three and six months ended June 30, 2025 and 2024, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Revenue recognized at a point in time	$16,724	$19,637	$26,848	$36,325
Revenue recognized over time	114,525	99,810	222,598	196,871
Total revenue recognized	$131,249	$119,447	$249,446	$233,196

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
The following table reflects the changes in our total deferred revenue balance for the six months ended June 30, 2025:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2024	$26,973
Deferred revenue recognized	(21,203)
Additional amounts deferred	17,561
Balance as of June 30, 2025	$23,331
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative results in an increase in point in time subscription revenue, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets. Current contract assets were $16.0 million and $12.8 million as of June 30, 2025 and December 31, 2024, respectively. Non-current contract assets were $3.4 million and $3.7 million as of June 30, 2025 and December 31, 2024, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, including those under the Long-Term Contract Initiative, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $2.0 million and $1.7 million as of June 30, 2025 and December 31, 2024, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.3 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.5 million and less than $0.1 million during the three months ended June 30, 2025 and 2024, respectively. We recognized amortization of capitalized commissions of $0.8 million and less than $0.1 million during the six months ended June 30, 2025 and 2024, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of June 30, 2025, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$245,075	$172,733	$72,342	$—

Cost of Revenue
Amortization of Acquired Technologies. During the three and six months ended June 30, 2025 and 2024, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Amortization of acquired technologies	$4,229	$458	$8,396	$919

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
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the three months ended June 30, 2025, a measurement period adjustment resulted in a reduction to goodwill of $0.2 million. The measurement period will conclude as of November 19, 2025.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current liabilities, net, including cash acquired of $52	$(9,071)
Property and equipment, net	182
Non-current liabilities, net	(4,754)
Identifiable intangible assets
Developed technology	74,800
Customer relationships	5,400
Trademarks	300
Goodwill	160,124
Total assets acquired, net	$226,981

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid	$98,447
Settlement of pre-existing relationships	(312)
Deferred consideration	96,269
Equity consideration	14,678
Consideration payable in cash or equity	1,279
Contingent consideration	16,620
Total consideration, net	$226,981
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$74,800	5
Customer relationships	5,400	3
Trademarks	300	2
Total identifiable intangible assets	$80,500

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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements during the year ended December 31, 2024. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services and recognized over the period of performance. Of the $120.0 million of deferred consideration, $45.5 million and $59.7 million are to be paid on the first and second anniversary dates of the closing, respectively, based upon the passage of time and were recorded at fair value as of the date of the transaction.
The deferred and contingent consideration liabilities are reevaluated periodically, but at least quarterly, to assess the impact of the passage of time, continued employment, and achievement of certain performance metrics against defined targets, as applicable, on the fair value of such liabilities. The resulting additional expense related to the passage of time is recognized within interest expense, net and the resulting gains or additional expense related to continued employment and changes in deferred consideration are recognized within general and administrative expense in our Consolidated Statements of Operations.
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration was $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. As of June 30, 2025, the fair value of the deferred consideration was $105.6 million, resulting in the recognition of expense of $3.8 million and $7.5 million for the three and six months ended June 30, 2025, respectively. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration was $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. During the three months ended June 30, 2025, we paid cash earn-out payments of $5.4 million based upon the achievement of certain performance metrics against defined targets for the 2024 fiscal year. As of June 30, 2025, the fair value of the remaining contingent consideration of up to $15.0 million, payable in 2026 based upon the achievement of certain performance metrics against defined targets for the 2025 fiscal year, was $10.3 million, resulting in the recognition of expense of $0.9 million and $1.6 million for the three and six months ended June 30, 2025, respectively. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
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

Spinpanel B.V.

On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. The measurement period concluded as of June 30, 2023. The contingent consideration liability was re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, there was no remaining contingent consideration liability. We

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

recognized a loss of $0.1 million and a gain of $1.4 million on the contingent consideration for the three and six months ended June 30, 2024, respectively.

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current assets, including cash acquired of $6	$128
Property and equipment, net	48
Current liabilities	(1,199)
Non-current deferred tax liabilities	(764)
Identifiable intangible assets
Developed technology	8,890
Customer relationships	80
Goodwill	7,176
Total assets acquired, net	$14,359

4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2025:

(in thousands)
Balance as of December 31, 2024	$977,013
Acquisitions	(238)
Foreign currency translation and other adjustments	46,451
Balance as of June 30, 2025	$1,023,226
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. We recognized no incremental expense in connection with the Conversion during the three months ended June 30, 2025, and less than $0.1 million of incremental expense during three months ended June 30, 2024. We recognized less than $0.1 million and $0.1 million, respectively, of incremental expense in connection with the Conversion during the six months ended June 30,

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2025 and 2024. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
Agreements with SolarWinds
In connection with the completion of the Separation and Distribution on July 19, 2021, we entered into several agreements with SolarWinds that, among other things, provide a framework for our relationship with SolarWinds after the Separation and Distribution. The following summarizes some of the most significant agreements and relationships with SolarWinds.
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth our agreements with SolarWinds regarding the principal actions taken in connection with the Separation and Distribution. It also sets forth other agreements that govern aspects of our relationship with SolarWinds following the Separation and Distribution, including (i) the manner in which legal matters and claims are allocated and certain liabilities are shared between N-able and SolarWinds; (ii) other matters including transfers of assets and liabilities, treatment or termination of intercompany arrangements and the settlement or extinguishment of certain liabilities and other obligations between N-able and SolarWinds; and (iii) mutual indemnification clauses. The Separation and Distribution Agreement also provides that SolarWinds will be liable and obligated to indemnify us for all liabilities based upon, arising out of, or relating to the cyberattack on SolarWinds’ Orion Software Platform and internal systems announced by SolarWinds in December 2020, other than certain specified expenses for which we will be responsible through July 21, 2025. The term of the Separation and Distribution Agreement is indefinite and it may only be terminated with the prior written consent of both N-able and SolarWinds.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the three and six months ended June 30, 2025 and 2024.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for an additional two-year term during the year ended December 31, 2023. We earned $0.5 million of revenue during each of the three month periods ended June 30, 2025 and 2024, and incurred less than $0.1 million of costs during each of the three month periods ended June 30, 2025 and 2024, under the Software OEM Agreements. We earned $1.0 million and $0.9 million of revenue during the six months ended June 30, 2025 and 2024, respectively, and incurred $0.1 million of costs during each of the six month periods ended June 30, 2025 and 2024, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three and six months ended June 30, 2025 and 2024.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three and six months ended June 30, 2025 and 2024.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three and six months ended June 30, 2025 and 2024.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned no revenue and less than $0.1 million of revenue during the three months ended June 30, 2025 and 2024, respectively, and incurred no costs and less than $0.1 million of costs during the three months ended June 30, 2025 and 2024, respectively, under the Software Cross License Agreement. We earned no revenue and less than $0.1 million of revenue during the six months ended June 30, 2025 and 2024, respectively, and incurred no costs and $0.1 million of costs during the six months ended June 30, 2025 and 2024, respectively, under the Software Cross License Agreement.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.1 million under the Sublease Agreement during each of the three month periods ended June 30, 2025 and 2024. We incurred operating lease costs of $0.3 million under the Sublease Agreement during each of the six month periods ended June 30, 2025 and 2024.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of June 30, 2025 and December 31, 2024. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2025.

	Fair Value Measurements as of June 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$55,063	$—	$—	$55,063
Liabilities:
Contingent consideration	$—	$—	$10,310	$10,310

	Fair Value Measurements as of December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,976	$—	$—	$43,976
Liabilities:
Contingent consideration	$—	$—	$14,050	$14,050
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three months ended June 30, 2025 and 2024:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$14,750	$2,220	$14,050	$3,650
Payments	(5,358)	—	(5,358)	—
Net losses (gains) recognized	918	60	1,618	(1,370)
Ending balance	$10,310	$2,280	$10,310	$2,280

As of June 30, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	June 30,	December 31,
	2025	2024

	(in thousands)
Payroll-related accruals	$21,864	$24,541
Value-added and other tax	6,950	9,314
Purchasing accruals	4,350	3,669
Accrued interest expense	2,257	2,394
Accrued professional fees	2,177	1,959
Accrued royalties	1,574	3,809
Consideration payable in cash or equity	49	1,218
Accrued other liabilities	5,690	4,153
Total accrued liabilities and other	$44,911	$51,057
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into the Credit Agreement with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, LLC is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, LLC. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
The following table summarizes information relating to our outstanding debt as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$336,875	7.34%	$338,625	7.53%
Revolving credit facility	—	—%	—	—%
Total principal amount	336,875		338,625
Unamortized discount and debt issuance costs	(4,736)		(5,519)
Total debt, net	332,139		333,106
Less: Current debt obligation	(3,500)		(3,500)
Long-term debt, net of current portion	$328,639		$329,606

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
As of June 30, 2025 and December 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of June 30, 2025:

(in thousands)
2025	$1,750
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$336,875

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Basic earnings per share:
Numerator:
Net (loss) income	$(4,022)	$9,455	$(11,184)	$16,911
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	188,823	184,996	188,527	184,504
Basic earnings per share	$(0.02)	$0.05	$(0.06)	$0.09

Diluted earnings per share:
Numerator:
Net (loss) income	$(4,022)	$9,455	$(11,184)	$16,911
Denominator:
Weighted-average shares used in computing basic earnings per share	188,823	184,996	188,527	184,504
Add dilutive impact of employee equity plans	—	2,278	—	3,056
Weighted-average shares used in computing diluted earnings per share	188,823	187,274	188,527	187,560
Diluted earnings per share	$(0.02)	$0.05	$(0.06)	$0.09
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the three and six months ended June 30, 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2024, because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024

	(in thousands)
Restricted stock units	—	4
Total anti-dilutive shares	—	4

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10. Income Taxes
For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $5.2 million and $6.1 million, respectively, resulting in an effective tax rate of 441.4% and 39.1%, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For the six months ended June 30, 2025 and 2024, we recorded income tax expense of $8.5 million and $11.8 million, respectively, resulting in an effective tax rate of (316.7)% and 41.0%, respectively. The increase in the effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. We are evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We do not anticipate the overall impact to be material.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2025, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Commitments as a Result of Acquisitions
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the three months ended June 30, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of June 30, 2025 and December 31, 2024, and no gains or losses on the contingent consideration were recognized during the three and six months ended June 30, 2025 and 2024.
See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our deferred and contingent consideration liabilities related to the November 20, 2024 acquisition of Adlumin and the July 1, 2022 acquisition of Spinpanel.
12. Operating Segments and Geographic Information
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
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net (loss) income, as presented in our Consolidated Statements of Operations, among other metrics. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. Our CODM uses consolidated net (loss) income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net (loss) income includes depreciation expense of $4.6 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and $8.8 million and $8.0 million for the six months ended June 30, 2025 and 2024, respectively, and amortization expense of $6.3 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $12.4 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three and six months ended June 30, 2025 and 2024, respectively. The following tables set forth revenue by geographic area:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
United States, country of domicile	$64,555	$57,320	$125,064	$111,831
United Kingdom	13,592	12,342	25,424	24,159
All other international	53,102	49,785	98,958	97,206
Total revenue	$131,249	$119,447	$249,446	$233,196
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of June 30, 2025 and December 31, 2024, respectively. The following tables set forth net long-lived assets by geographic area:

	June 30,	December 31,
	2025	2024

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,545	$11,032
Switzerland	13,746	14,998
United Kingdom	3,688	2,668
All other international	7,795	7,464
Total long-lived assets, net	$36,774	$36,162

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
Second Quarter Financial Highlights
Revenue
Our total revenue was $131.2 million and $119.4 million for the three months ended June 30, 2025 and 2024, respectively.
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
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of June 30, 2025 was $513.7 million, compared to $448.8 million as of June 30, 2024, representing an increase of 14.5%. This increase was primarily due to steady demand for our solutions and the impact of the November 20, 2024 acquisition of Adlumin.
As of June 30, 2025, we had 2,540 customers with ARR over $50,000 on our platform, up from 2,194 as of June 30, 2024, representing an increase of 15.8%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 56% of our total ARR as of June 30, 2024 to approximately 60% of our total ARR as of June 30, 2025.

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
Profitability
Our operating income for the three months ended June 30, 2025 was $10.1 million, compared to operating income of $22.0 million for the three months ended June 30, 2024. Our net loss for the three months ended June 30, 2025 was $4.0 million compared to net income of $9.5 million for the three months ended June 30, 2024. The decrease in net income for the three months ended June 30, 2024 was primarily due to an increase in sales and marketing expense, an increase in cost of revenue, an increase in research and development expense, an increase in amortization of acquired technologies, an increase in other (expense) income, net, an increase in amortization of acquired intangibles, an increase in interest expense, net, and an increase in general and administrative expense, partially offset by an increase in revenue and a decrease in income tax expense. Our Adjusted EBITDA, calculated as net (loss) income of $(4.0) million and $9.5 million for the three months ended June 30, 2025 and 2024, respectively, excluding amortization of acquired intangibles and developed technology of $6.3 million and $1.9 million, respectively, depreciation expense of $4.6 million and $4.0 million, respectively, income tax expense of $5.2 million and $6.1 million, respectively, interest expense, net of $8.1 million and $7.6 million, respectively, unrealized foreign currency (gains) losses of $2.4 million and $0.4 million, respectively, transaction related costs of $5.6 million and $4.9 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $13.2 million and $12.2 million, respectively, and restructuring costs and other of $0.4 million and $0.3 million, respectively, was $41.6 million and $46.8 million for the three months ended June 30, 2025 and 2024, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2025 and 2024, cash flows from operations were $24.2 million and $27.3 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.3 million and $7.3 million for the three months ended June 30, 2025 and 2024, respectively, and cash payments for income taxes of $3.7 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,882, 1,773, and 1,623 as of June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Our stock-based compensation expense increased during the three and six months ended June 30, 2025 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through June 30, 2025, and we expect stock-based compensation expense to continue to increase during the year ending December 31, 2025.
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

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$129,874	99.0%	$117,413	98.3%	$12,461
Other revenue	1,375	1.0	2,034	1.7	(659)
Total subscription and other revenue	$131,249	100.0%	$119,447	100.0%	$11,802
Total revenue increased $11.8 million, or 9.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 49.2% and 48.0% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.3% of total revenue for the three months ended June 30, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $12.5 million, or 10.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and unified endpoint management solutions, inclusive of the net positive impact from long-term committed contracts, and includes revenue attributable to the recently acquired Adlumin business. See Second Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the three months ended June 30, 2025. Subscription revenue as a percentage of our total revenue was 99.0% for the three months ended June 30, 2025, compared to 98.3% for the three months ended June 30, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 102% and 108% for the trailing twelve-month periods ended June 30, 2025 and 2024, respectively. The 102% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.7 million, or 32.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease in maintenance revenue of $0.8 million, partially offset by an increase in professional services revenue of $0.1 million. Other revenue as a percentage of our total revenue was 1.0% for the three months ended June 30, 2025, compared to 1.7% for the three months ended June 30, 2024.
Cost of Revenue

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$24,468	18.6%	$18,706	15.7%	$5,762
Amortization of acquired technologies	4,229	3.2	458	0.4	3,771
Total cost of revenue	$28,697	21.9%	$19,164	16.0%	$9,533
Total cost of revenue increased $9.5 million, or 49.7%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in amortization of acquired technologies of $3.8 million related to the November 20, 2024 acquisition of Adlumin, an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $3.2 million, an increase in personnel costs driven by headcount and salary increases of $1.4 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.8 million, and an increase in contract services costs of $0.2 million.
Operating Expenses

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$42,362	32.3%	$32,850	27.5%	$9,512
Research and development	26,336	20.1	22,391	18.7	3,945
General and administrative	23,229	17.7	23,048	19.3	181
Amortization of acquired intangibles	503	0.4	15	—	488
Total operating expenses	$92,430	70.4%	$78,304	65.6%	$14,126
Sales and Marketing. Sales and marketing expenses increased $9.5 million, or 29.0%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in personnel costs of $5.8 million, which includes an increase in stock-based compensation expense of $0.9 million, an increase in transaction related costs of $1.4 million, an increase in travel and event-related costs of $1.2 million, and an increase in advertising expense of $0.9 million.
Research and Development. Research and development expenses increased $3.9 million, or 17.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $3.7 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in contract services costs of $0.6 million, and an increase in subscription costs of $0.5 million, partially offset by an increase in capitalized internal-use software costs of $1.2 million.
General and Administrative. General and administrative expenses increased $0.2 million, or 0.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in contract services costs of $0.5 million, an increase in restructuring and other costs of $0.4 million, and an increase in personnel costs driven by headcount and salary increases of $0.3 million, partially offset by a net decrease in transaction related costs of $1.0 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.5 million from $15 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(8,090)	(6.2)%	$(7,606)	(6.4)%	$(484)

Interest expense, net increased by $0.5 million, or 6.4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in expense of $1.4 million related to the Adlumin deferred consideration liability, partially offset by a decrease in interest expense of $1.0 million due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(854)	(0.7)%	$1,142	1.0%	$(1,996)
Other (expense) income, net decreased by $2.0 million, or 174.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $1.2 million related to various accounts for the period and a decrease in dividend income from our money market fund financial assets of $0.9 million.
Income Tax Expense

	Three Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
(Loss) income before income taxes	$1,178	0.9%	$15,515	13.0%	$(14,337)
Income tax expense	5,200	4.0	6,060	5.1	(860)
Effective tax rate	441.4%		39.1%		402.3%
Our income tax expense for the three months ended June 30, 2025 decreased by $0.9 million as compared to the three months ended June 30, 2024. The effective tax rate increased to 441.4% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. We are evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We do not anticipate the overall impact to be material. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$246,723	98.9%	$228,930	98.2%	$17,793
Other revenue	2,723	1.1	4,266	1.8	(1,543)
Total subscription and other revenue	$249,446	100.0%	$233,196	100.0%	$16,250

Total revenue increased $16.3 million, or 7.0%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 50.1% and 47.9% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.4% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $17.8 million, or 7.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the impact from long-term committed contracts. See Second Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the six months ended June 30, 2025. Subscription revenue as a percentage of our total revenue was 98.9% for the six months ended June 30, 2025, compared to 98.2% for the six months ended June 30, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 102% and 108% for the trailing twelve-month periods ended June 30, 2025 and 2024, respectively. The 102% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024.
Other Revenue. Other revenue decreased $1.5 million, or 36.2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in maintenance revenue of $1.9 million, partially offset by an increase in professional services revenue of $0.3 million. Other revenue as a percentage of our total revenue was 1.1% for the six months ended June 30, 2025, compared to 1.8% for the six months ended June 30, 2024.
Cost of Revenue

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$47,979	19.2%	$36,542	15.7%	$11,437
Amortization of acquired technologies	8,396	3.4	919	0.4	7,477
Total cost of revenue	$56,375	22.6%	$37,461	16.1%	$18,914
Total cost of revenue increased $18.9 million, or 50.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in amortization of acquired technologies of $7.5 million related to the November 20, 2024 acquisition of Adlumin, an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $6.7 million, an increase in personnel costs driven by headcount and salary increases of $2.3 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $1.5 million, and an increase in contract services costs of $0.8 million.
Operating Expenses

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$82,766	33.2%	$68,666	29.4%	$14,100
Research and development	50,220	20.1	44,473	19.1	5,747
General and administrative	47,137	18.9	40,097	17.2	7,040
Amortization of acquired intangibles	1,002	0.4	29	—	973
Total operating expenses	$181,125	72.6%	$153,265	65.7%	$27,860
Sales and Marketing. Sales and marketing expenses increased $14.1 million, or 20.5%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in personnel costs of $9.7 million, which includes an increase in stock-based compensation expense of $1.0 million, an increase in transaction related costs of $2.3 million, an increase in travel and event-related costs of $1.4 million, an increase in subscription costs of $0.8 million, and an increase in advertising expense of $0.3 million, partially offset by an increase in commissions related to long-term committed contracts that were capitalized from sales and marketing expenses to the Consolidated Balance Sheets of $0.6 million.
Research and Development. Research and development expenses increased $5.7 million, or 12.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $7.3 million, which includes an increase in stock-based compensation expense of $0.6 million, an increase in subscription costs of $1.0 million, and an increase in contract services costs of $0.7 million, partially offset by an increase in capitalized internal-use software costs of $3.2 million.
General and Administrative. General and administrative expenses increased $7.0 million, or 17.6%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a net increase in transaction related costs of $5.5 million, an increase in contract services costs of $1.0 million, an increase in professional fees of $0.9 million, and an increase in personnel costs driven by headcount and salary increases of $0.5 million, partially offset by a decrease in restructuring and other costs of $0.5 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.0 million from $29 thousand for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(15,161)	(6.1)%	$(15,227)	(6.5)%	$66
Interest expense, net decreased by $0.1 million, or 0.4%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in interest expense of $1.9 million due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement and an increase in interest income on recoverable taxes of $1.0 million, partially offset by an increase in expense of $2.8 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$531	0.2%	$1,427	0.6%	$(896)
Other income, net decreased by $0.9 million, or 62.8%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a decrease in dividend income from our money market fund financial assets of $1.7 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $0.9 million related to various accounts for the period.
Income Tax Expense

	Six Months Ended June 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$(2,684)	(1.1)%	$28,670	12.3%	$(31,354)
Income tax expense	8,500	3.4	11,759	5.0	(3,259)
Effective tax rate	(316.7)%		41.0%		(357.7)%

Our income tax expense for the six months ended June 30, 2025 decreased by $(3.3) million as compared to the six months ended June 30, 2024. The effective tax rate increased to (316.7)% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. We are evaluating the financial implications of the OBBBA and will begin reflecting its effects in the third quarter of 2025. We do not anticipate the overall impact to be material. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.
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
While we believe that these non-GAAP financial measures provide useful supplemental information, non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, their most comparable GAAP measures. These non-GAAP financial measures are not prepared in accordance with GAAP, do not reflect a comprehensive system of accounting and may not be comparable to similarly titled measures of other companies due to potential differences in their financing and accounting methods, the book value of their assets, their capital structures, the method by which their assets were acquired and the manner in which they define non-GAAP measures. Items such as the amortization of intangible assets, stock-based compensation expense and related employer-paid payroll taxes, transaction related costs, spin-off costs related to the Separation and Distribution, as well as the related tax impacts of these items can have a material impact on our GAAP financial results.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangibles, transaction related costs, spin-off costs and restructuring costs and other. We define non-GAAP operating margin as non-GAAP operating income divided by total revenue. Management believes these measures are useful for the following reasons:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except margin data)
GAAP operating income	$10,122	$21,979	$11,946	$42,470
Stock-based compensation expense and related employer-paid payroll taxes	13,150	12,164	25,834	25,131
Amortization of acquired technologies	4,229	458	8,396	919
Amortization of acquired intangibles	503	15	1,002	29
Transaction related costs	5,577	4,919	11,831	3,523
Spin-off costs	—	—	—	51
Restructuring costs and other	391	259	253	885
Non-GAAP operating income	$33,972	$39,794	$59,262	$73,008
GAAP operating margin	7.7%	18.4%	4.8%	18.2%
Non-GAAP operating margin	25.9%	33.3%	23.8%	31.3%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangibles and developed technology, depreciation expense, income tax expense (benefit), interest expense, net, unrealized foreign currency losses (gains), transaction related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring and other costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except margin data)
Net (loss) income	$(4,022)	$9,455	$(11,184)	$16,911
Amortization	6,262	1,879	12,440	3,741
Depreciation	4,602	4,025	8,841	7,982
Income tax expense	5,200	6,060	8,500	11,759
Interest expense, net	8,090	7,606	15,161	15,227
Unrealized foreign currency losses	2,377	445	1,594	1,241
Transaction related costs	5,577	4,919	11,831	3,523
Spin-off costs	—	—	—	51
Stock-based compensation expense and related employer-paid payroll taxes	13,150	12,164	25,834	25,131
Restructuring costs and other	391	259	253	885
Adjusted EBITDA	$41,627	$46,812	$73,270	$86,451
Adjusted EBITDA margin	31.7%	39.2%	29.4%	37.1%
Liquidity and Capital Resources
Cash and cash equivalents were $93.9 million as of June 30, 2025. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $86.2 million of cash and cash equivalents, of which 68.0%, 19.4% and 2.9% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $332.1 million and $333.1 million as of June 30, 2025 and December 31, 2024, respectively, net of debt issuance costs of $4.7 million and $5.5 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. During the three months ended June 30, 2025, we repurchased $10.0 million of our common stock under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.
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
During the three and six months ended June 30, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$43,864	$31,462
Net cash used in investing activities	(12,574)	(10,272)
Net cash used in financing activities	(25,580)	(16,881)
Effect of exchange rate changes on cash and cash equivalents	2,968	152
Net increase in cash and cash equivalents	$8,678	$4,461
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
Cash provided by operating activities increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in non-cash items within net income and a net cash inflow resulting from changes in our operating assets and liabilities, partially offset by a decrease in net income. The net cash inflow resulting from changes in our operating assets and liabilities was primarily due to a decrease in recoverable taxes, a decrease in current contract assets, a decrease in income taxes receivable, a decrease in other long-term assets, and an increase in other long-term liabilities, partially offset by a decrease in income taxes payable, an increase in accounts receivable, a decrease in accrued liabilities and other, a decrease in deferred revenue, an increase in prepaid expenses and other assets, an increase in operating lease right-of-use assets, net, and a decrease in accounts payable. The net cash outflows of $2.7 million and $21.4 million resulting from changes in our operating assets and liabilities for the six months ended June 30, 2025 and 2024, respectively, excluding the changes noted above, was primarily due to the timing of sales, cash payments and receipts.
Investing Activities
Investing cash flows consist of cash used for capital expenditures and intangible assets and cash provided by the return of deposits in escrow. Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in capitalized research and development costs related to internal-use software and an increase in capital expenditures to support our domestic and international office locations, partially offset by an increase in the return of deposits in escrow.
Financing Activities
Financing cash flows consist of repurchases of our common stock, payments of tax withholding obligations related to restricted stock, deferred acquisition payments, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to an increase in repurchases of our common stock, an increase in deferred acquisition payments, and a decrease in proceeds from exercises of stock options, partially offset by a decrease in payments of tax withholding obligations related to restricted stock and an increase in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of June 30, 2025, there have been no material changes in our contractual obligations and commitments as of December 31, 2024, which were disclosed in our 2024 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $93.9 million and $85.2 million at June 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $332.1 million and $333.1 million as of June 30, 2025 and December 31, 2024, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating SOFR-based rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating SOFR-based rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
As of June 30, 2025 and December 31, 2024, the annual weighted-average interest rate on borrowings was 7.34% and 7.53%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both June 30, 2025 and December 31, 2024. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2025 and December 31, 2024 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of June 30, 2025 and December 31, 2024, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended June 30, 2025 and 2024 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity and Use of Proceeds
On March 11, 2025, our board of directors approved the Repurchase Program, authorizing the repurchase of up to $75.0 million of Common Stock. Pursuant to the authorization, we may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock.
During the three months ended June 30, 2025, we repurchased shares of our common stock under the Repurchase Program as follows:

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
	(in thousands, except share and per share data)
April 1 - 30, 2025	—	$—	—	$75,000
May 1 - 31, 2025	873,405	$7.95	873,405	$68,043
June 1 - 30, 2025	376,773	$8.06	376,773	$65,000
Total	1,250,178		1,250,178
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	August 7, 2025	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)