Form 10-Q
period 2025-09-30
N-able, Inc.
filed 2025-11-06
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 3, 2025, 186,329,603 shares of common stock, par value $0.001 per share, were outstanding.

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
•our ability to sell our solutions through distributors and resellers;
•any decline in our renewal or net retention rates;
•our ability to successfully incorporate AI-powered features into our solutions, market and sell any AI-powered solutions we develop, garner increased market share projected for AI-powered solutions, and realize efficiencies from the internal use of AI tools;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,435	$85,196
Accounts receivable, net of allowances of $3,328 and $886 as of September 30, 2025 and December 31, 2024, respectively	44,947	44,909
Income tax receivable	3,858	3,563
Recoverable taxes	7,472	24,157
Current contract assets	22,836	12,786
Prepaid and other current assets	19,798	13,312
Total current assets	200,346	183,923
Property and equipment, net	38,989	36,162
Operating lease right-of-use assets	29,900	27,998
Deferred taxes	2,223	2,026
Goodwill	1,024,311	977,013
Intangible assets, net	69,527	83,150
Other assets, net	32,756	28,575
Total assets	$1,398,052	$1,338,847
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,969	$6,290
Accrued liabilities and other	49,997	51,057
Current contingent consideration	12,190	5,500
Current deferred consideration	50,493	44,023
Current operating lease liabilities	6,995	6,018
Income taxes payable	10,118	9,733
Current portion of deferred revenue	17,100	23,977
Current debt obligation	3,500	3,500
Total current liabilities	158,362	150,098
Long-term liabilities:
Deferred revenue, net of current portion	4,252	2,996
Non-current deferred taxes	3,608	3,448
Non-current operating lease liabilities	30,372	30,069
Long-term debt, net of current portion	328,161	329,606
Non-current deferred consideration	59,033	54,089
Other long-term liabilities	878	9,253
Total liabilities	584,666	579,559
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 190,105,758 and 187,528,505 shares issued, and 187,618,579 and 187,528,505 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	190	187
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Treasury stock, at cost: 2,487,179 and no shares as of September 30, 2025 and December 31, 2024, respectively	(20,000)	—
Additional paid-in capital	737,957	708,992
Accumulated other comprehensive income (loss)	33,836	(21,095)
Retained earnings	61,403	71,204
Total stockholders' equity	813,386	759,288
Total liabilities and stockholders' equity	$1,398,052	$1,338,847

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription and other revenue	$131,710	$116,442	$381,156	$349,638
Cost of revenue:
Cost of revenue	25,409	19,433	73,388	55,975
Amortization of acquired technologies	4,240	467	12,636	1,386
Total cost of revenue	29,649	19,900	86,024	57,361
Gross profit	102,061	96,542	295,132	292,277
Operating expenses:
Sales and marketing	40,488	32,294	123,254	100,960
Research and development	25,188	22,995	75,408	67,468
General and administrative	24,288	17,330	71,425	57,427
Amortization of acquired intangibles	497	15	1,499	44
Total operating expenses	90,461	72,634	271,586	225,899
Operating income	11,600	23,908	23,546	66,378
Other expense, net:
Interest expense, net	(8,631)	(7,535)	(23,792)	(22,762)
Other income, net	4,793	2,269	5,324	3,696
Total other expense, net	(3,838)	(5,266)	(18,468)	(19,066)
Income before income taxes	7,762	18,642	5,078	47,312
Income tax expense	6,379	7,885	14,879	19,644
Net income (loss)	$1,383	$10,757	$(9,801)	$27,668
Net income (loss) per share:
Basic income (loss) per share	$0.01	$0.06	$(0.05)	$0.15
Diluted income (loss) per share	$0.01	$0.06	$(0.05)	$0.15
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic income (loss) per share:	187,599	185,506	188,213	184,840
Shares used in computation of diluted income (loss) per share:	188,420	188,074	188,213	188,039
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,383	$10,757	$(9,801)	$27,668
Other comprehensive income:
Foreign currency translation adjustment	1,199	19,800	54,931	6,370
Other comprehensive income	1,199	19,800	54,931	6,370
Comprehensive income	$2,582	$30,557	$45,130	$34,038
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of June 30, 2025	189,558	$190	(1,250)	$(10,000)	$726,570	$32,637	$60,020	$809,417
Net income	—	—	—	—	—	—	1,383	1,383
Foreign currency translation adjustment	—	—	—	—	—	1,199	—	1,199
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	385	—	—	—	(1,741)	—	—	(1,741)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	162	—	—	—	1,062	—	—	1,062
Repurchase of common stock	—	—	(1,237)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	12,066	—	—	12,066
Balance as of September 30, 2025	190,106	$190	(2,487)	$(20,000)	$737,957	$33,836	$61,403	$813,386

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance as of December 31, 2024	187,529	$187	—	$—	$708,992	$(21,095)	$71,204	$759,288
Net loss	—	—	—	—	—	—	(9,801)	(9,801)
Foreign currency translation adjustment	—	—	—	—	—	54,931	—	54,931
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	2,154	2	—	—	(11,511)	—	—	(11,509)
Issuance of stock	102	—	—	—	1,107	—	—	1,107
Issuance of stock under employee stock purchase plan	314	—	—	—	2,358	—	—	2,358
Repurchase of common stock	—	—	(2,487)	(20,000)	—	—	—	(20,000)
Stock-based compensation	—	—	—	—	37,009	—	—	37,009
Balance as of September 30, 2025	190,106	$190	(2,487)	$(20,000)	$737,957	$33,836	$61,403	$813,386

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance as of June 30, 2024	185,233	$185	—	$—	$676,049	$(9,021)	$57,157	$724,370
Net income	—	—	—	—	—	—	10,757	10,757
Foreign currency translation adjustment	—	—	—	—	—	19,800	—	19,800
Exercise of stock options	9	—	—	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	396	1	—	—	(2,826)	—	—	(2,825)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	109	—	—	—	1,182	—	—	1,182
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,663	—	—	11,663
Balance as of September 30, 2024	185,747	$186	—	$—	$686,072	$10,779	$67,914	$764,951

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of December 31, 2023	183,221	$183	—	$—	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	—	—	27,668	27,668
Foreign currency translation adjustment	—	—	—	—	—	6,370	—	6,370
Exercise of stock options	28	—	—	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,285	3	—	—	(18,164)	—	—	(18,161)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	214	—	—	—	2,382	—	—	2,382
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	35,320	—	—	35,320
Balance as of September 30, 2024	185,747	$186	—	$—	$686,072	$10,779	$67,914	$764,951

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(9,801)	$27,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,362	17,777
Provision for (benefit from) doubtful accounts	2,442	(72)
Stock-based compensation expense	36,434	34,863
Deferred taxes	96	89
Amortization of debt issuance costs	1,180	1,198
(Gain) loss on foreign currency exchange rates	(2,619)	693
Loss (gain) on contingent consideration	3,498	(3,711)
Deferred consideration expense	11,414	—
(Gain) loss on lease modification	(441)	1,059
Other non-cash expenses	521	(16)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(2,381)	(841)
Income tax receivable	(206)	(6,888)
Recoverable taxes	16,915	(9,738)
Current contract assets	(10,050)	(14,896)
Operating lease right-of-use assets, net	(671)	52
Prepaid expenses and other assets	(6,534)	(4,731)
Accounts payable	1,269	1,151
Accrued liabilities and other	(1,214)	(1,807)
Income taxes payable	685	15,893
Deferred revenue	(5,621)	(1,642)
Other long-term assets	417	(2,618)
Other long-term liabilities	171	(32)
Net cash provided by operating activities	67,866	53,451
Cash flows from investing activities
Purchases of property and equipment	(13,656)	(10,420)
Purchases of intangible assets	(8,642)	(5,166)
Return of deposits in escrow	299	—
Net cash used in investing activities	(21,999)	(15,586)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(11,511)	(18,165)
Exercise of stock options	2	12
Proceeds from issuance of common stock under employee stock purchase plan	2,358	2,382
Repurchase of common stock	(20,000)	—
Deferred acquisition payments	(5,358)	(1,000)
Repayments of borrowings from Credit Agreement	(2,625)	(2,625)
Net cash used in financing activities	(37,134)	(19,396)
Effect of exchange rate changes on cash and cash equivalents	7,506	2,928
Net increase in cash and cash equivalents	16,239	21,397
Cash and cash equivalents
Beginning of period	85,196	153,048
End of period	$101,435	$174,445
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,966	$21,760
Cash paid for income taxes	$11,554	$8,162
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$786	$2
Right-of-use assets obtained in exchange for operating lease liabilities	$5,580	$2,628
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, is a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our cyber-resilience platform helps protect businesses against evolving cyberthreats while enabling digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market businesses, which we define as those businesses having fewer than 2,500 employees. Our growing portfolio of management, security, automation, and data protection solutions is built for IT and Security teams. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The updated guidance is effective for public companies for fiscal periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” to introduce a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2025 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Targeted Improvements to the Accounting for Internal-Use Software.” The updated guidance is effective for public companies for fiscal years beginning after December 15, 2027 and early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.
Money Market Fund Financial Assets
As of September 30, 2025 and December 31, 2024, we have money market fund financial assets of $55.7 million and $44.0 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income

	(in thousands)
Balance as of December 31, 2024	$(21,095)	$(21,095)
Other comprehensive income before reclassification	54,931	54,931
Amount reclassified from accumulated other comprehensive (loss) income	—	—
Net current period other comprehensive income	54,931	54,931
Balance as of September 30, 2025	$33,836	$33,836
Revenue
Our revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Subscription revenue	$130,517	$114,998	$377,240	$343,928
Other revenue	1,193	1,444	3,916	5,710
Total subscription and other revenue	$131,710	$116,442	$381,156	$349,638
During the three and nine months ended September 30, 2025 and 2024, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Revenue recognized at a point in time	$13,101	$15,225	$39,950	$51,549
Revenue recognized over time	118,609	101,217	341,206	298,089
Total revenue recognized	$131,710	$116,442	$381,156	$349,638

Deferred Revenue
Deferred revenue primarily consists of transaction prices allocated to remaining performance obligations from annually billed subscription agreements and maintenance services associated with our historical sales of perpetual license products which are delivered over time. Certain of our maintenance agreements are billed annually in advance or one-time for services to be performed over a 12-month period. We initially record the amounts allocated to maintenance performance obligations as deferred revenue and recognize these amounts ratably on a daily basis over the term of the maintenance agreement.
The following table reflects the changes in our total deferred revenue balance for the nine months ended September 30, 2025:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2024	$26,973
Deferred revenue recognized	(26,142)
Additional amounts deferred	20,521
Balance as of September 30, 2025	$21,352
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative results in an increase in point in time subscription revenue, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets. Current contract assets were $22.8 million and $12.8 million as of September 30, 2025 and December 31, 2024, respectively. Non-current contract assets were $2.8 million and $3.7 million as of September 30, 2025 and December 31, 2024, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, including those under the Long-Term Contract Initiative, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $2.4 million and $1.7 million as of September 30, 2025 and December 31, 2024, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.3 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.5 million and $0.2 million during the three months ended September 30, 2025 and 2024, respectively. We recognized amortization of capitalized commissions of $1.4 million and $0.2 million during the nine months ended September 30, 2025 and 2024, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of September 30, 2025, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$243,849	$174,716	$69,133	$—

Cost of Revenue
Amortization of Acquired Technologies. During the three and nine months ended September 30, 2025 and 2024, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Amortization of acquired technologies	$4,240	$467	$12,636	$1,386

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
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the nine months ended September 30, 2025, measurement period adjustments resulted in a reduction to goodwill of $0.2 million. The measurement period will conclude as of November 19, 2025.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current liabilities, net, including cash acquired of $52	$(9,071)
Property and equipment, net	182
Non-current liabilities, net	(4,754)
Identifiable intangible assets
Developed technology	74,800
Customer relationships	5,400
Trademarks	300
Goodwill	160,185
Total assets acquired, net	$227,042

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid	$98,447
Settlement of pre-existing relationships	(312)
Deferred consideration	96,269
Equity consideration	14,678
Consideration payable in cash or equity	1,340
Contingent consideration	16,620
Total consideration, net	$227,042
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$74,800	5
Customer relationships	5,400	3
Trademarks	300	2
Total identifiable intangible assets	$80,500

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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements during the year ended December 31, 2024. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as expense for post-combination services and recognized over the period of performance. Of the $120.0 million of deferred consideration, $45.5 million and $59.7 million are to be paid on the first and second anniversary dates of the closing, respectively, based upon the passage of time and were recorded at fair value as of the date of the transaction.
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
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration was $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. As of September 30, 2025, the fair value of the deferred consideration was $109.5 million, resulting in the recognition of expense of $3.9 million and $11.4 million for the three and nine months ended September 30, 2025, respectively. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration was $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. During the three months ended June 30, 2025, we paid cash earn-out payments of $5.4 million based upon the achievement of certain performance metrics against defined targets for the 2024 fiscal year. As of September 30, 2025, the fair value of the remaining contingent consideration of up to $15.0 million, payable in 2026 based upon the achievement of certain performance metrics against defined targets for the 2025 fiscal year, was $12.2 million, resulting in the recognition of expense of $1.9 million and $3.5 million for the three and nine months ended September 30, 2025, respectively. See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
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

Spinpanel B.V.

On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel B.V. (“Spinpanel”) for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the three months ended March 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. The measurement period concluded as of June 30, 2023. The contingent consideration liability was re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, there was no remaining contingent consideration liability. We

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

recognized a gain of $2.4 million and $3.7 million on the contingent consideration for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

(in thousands)
Current assets, including cash acquired of $6	$128
Property and equipment, net	48
Current liabilities	(1,199)
Non-current deferred tax liabilities	(764)
Identifiable intangible assets
Developed technology	8,890
Customer relationships	80
Goodwill	7,176
Total assets acquired, net	$14,359

4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2025:

(in thousands)
Balance as of December 31, 2024	$977,013
Acquisitions	(177)
Foreign currency translation and other adjustments	47,475
Balance as of September 30, 2025	$1,024,311
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. We recognized no incremental expense in connection with the Conversion during the three months ended September 30, 2025, and less than $0.1 million of incremental expense during three months ended September 30, 2024. We recognized less than $0.1 million and $0.2 million, respectively, of incremental expense in connection with the Conversion during the nine months

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

ended September 30, 2025 and 2024. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the three and nine months ended September 30, 2025 and 2024.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for an additional two-year term during the year ended December 31, 2023. We earned $0.6 million and $0.5 million of revenue during the three month periods ended September 30, 2025 and 2024, respectively, and incurred less than $0.1 million of costs during each of the three month periods ended September 30, 2025 and 2024, under the Software OEM Agreements. We earned $1.5 million and $1.4 million of revenue during the nine months ended September 30, 2025 and 2024, respectively, and incurred $0.2 million and $0.1 million of costs during the nine months ended September 30, 2025 and 2024, respectively, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three and nine months ended September 30, 2025 and 2024.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three and nine months ended September 30, 2025 and 2024.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three and nine months ended September 30, 2025 and 2024.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned no revenue and less than $0.1 million of revenue during the three months ended September 30, 2025 and 2024, respectively, and incurred no costs and less than $0.1 million of costs during the three months ended September 30, 2025 and 2024, respectively, under the Software Cross License Agreement. We earned no revenue and $0.1 million of revenue during the nine months ended September 30, 2025 and 2024, respectively, and incurred no costs and $0.1 million of costs during the nine months ended September 30, 2025 and 2024, respectively, under the Software Cross License Agreement.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.2 million under the Sublease Agreement during each of the three month periods ended September 30, 2025 and 2024. We incurred operating lease costs of $0.5 million and $0.4 million under the Sublease Agreement during the nine months ended September 30, 2025 and 2024, respectively.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of September 30, 2025 and December 31, 2024. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2025.

	Fair Value Measurements as of September 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$55,671	$—	$—	$55,671
Liabilities:
Contingent consideration	$—	$—	$12,190	$12,190

	Fair Value Measurements as of December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,976	$—	$—	$43,976
Liabilities:
Contingent consideration	$—	$—	$14,050	$14,050
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three and nine months ended September 30, 2025 and 2024:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Beginning balance	$10,310	$2,280	$14,050	$3,650
Payments	—	—	(5,358)	—
Net losses (gains) recognized	1,880	(2,280)	3,498	(3,650)
Ending balance	$12,190	$—	$12,190	$—

As of September 30, 2025 and December 31, 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	September 30,	December 31,
	2025	2024

	(in thousands)
Payroll-related accruals	$25,054	$24,541
Value-added and other tax	6,472	9,314
Purchasing accruals	5,010	3,669
Accrued interest expense	2,280	2,394
Accrued professional fees	1,837	1,959
Accrued royalties	2,990	3,809
Consideration payable in cash or equity	120	1,218
Accrued other liabilities	6,234	4,153
Total accrued liabilities and other	$49,997	$51,057
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
The following table summarizes information relating to our outstanding debt as of September 30, 2025 and December 31, 2024:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	As of September 30, 2025		As of December 31, 2024
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$336,000	7.21%	$338,625	7.53%
Revolving credit facility	—	—%	—	—%
Total principal amount	336,000		338,625
Unamortized discount and debt issuance costs	(4,339)		(5,519)
Total debt, net	331,661		333,106
Less: Current debt obligation	(3,500)		(3,500)
Long-term debt, net of current portion	$328,161		$329,606
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
As of September 30, 2025 and December 31, 2024, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of September 30, 2025:

(in thousands)
2025	$875
2026	3,500
2027	3,500
2028	328,125
Total minimum principal payments	$336,000

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
Basic and Diluted Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Basic earnings per share:
Numerator:
Net income (loss)	$1,383	$10,757	$(9,801)	$27,668
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	187,599	185,506	188,213	184,840
Basic earnings per share	$0.01	$0.06	$(0.05)	$0.15

Diluted earnings per share:
Numerator:
Net income (loss)	$1,383	$10,757	$(9,801)	$27,668
Denominator:
Weighted-average shares used in computing basic earnings per share	187,599	185,506	188,213	184,840
Add dilutive impact of employee equity plans	821	2,568	—	3,199
Weighted-average shares used in computing diluted earnings per share	188,420	188,074	188,213	188,039
Diluted earnings per share	$0.01	$0.06	$(0.05)	$0.15
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the nine months ended September 30, 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024, because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Restricted stock units	8,055	5	—	2
Total anti-dilutive shares	8,055	5	—	2
Share Repurchase Program
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. Under the Repurchase Program, we repurchased 1,237,001 shares for $10.0 million and 2,487,179 shares for $20.0 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, we are authorized to repurchase a remaining $55.0 million of our common stock under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10. Income Taxes
For the three months ended September 30, 2025 and 2024, we recorded income tax expense of $6.4 million and $7.9 million, respectively, resulting in an effective tax rate of 82.2% and 42.3%, respectively. The increase in the effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $14.9 million and $19.6 million, respectively, resulting in an effective tax rate of 293.0% and 41.5%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. The overall financial statement impact of the OBBBA is not material.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2025, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
During the three months ended September 30, 2025, we commenced and settled an audit by the Bureau of Internal Revenue in the Philippines for the 2022 tax year.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Commitments as a Result of Acquisitions
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the three months ended June 30, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of September 30, 2025 and December 31, 2024, and no gains or losses on the contingent consideration were recognized during the three and nine months ended September 30, 2025 and 2024.
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
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income (loss), as presented in our Consolidated Statements of Operations, among other metrics. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. Our CODM uses consolidated net income (loss) to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income (loss) includes depreciation expense of $4.7 million and $4.0 million and amortization expense of $6.4 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and depreciation expense of $13.5 million and $11.9 million and amortization expense of $18.8 million and $5.8 million for the nine months ended September 30, 2025 and 2024, respectively.
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2025 and 2024, respectively. The following tables set forth revenue by geographic area:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Revenue
United States, country of domicile	$64,903	$58,191	$189,967	$170,022
United Kingdom	13,472	12,386	38,896	36,545
All other international	53,335	45,865	152,293	143,071
Total revenue	$131,710	$116,442	$381,156	$349,638
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of September 30, 2025 and December 31, 2024, respectively. The following tables set forth net long-lived assets by geographic area:

	September 30,	December 31,
	2025	2024

	(in thousands)
Long-lived assets, net
United States, country of domicile	$12,270	$11,032
Switzerland	12,753	14,998
United Kingdom	5,845	2,668
All other international	8,121	7,464
Total long-lived assets, net	$38,989	$36,162

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
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries (“Company”, “we,” “us” and “our”) is a leading global provider of cloud-based security, data protection, and unified endpoint management software solutions for IT services providers, including managed service providers (“MSPs”). Our cyber-resilience platform helps protect businesses against evolving cyberthreats while enabling digital transformation and growth for small and medium-sized businesses (“SMBs”) and mid-market businesses, which we define as those businesses having fewer than 2,500 employees. Our growing portfolio of management, security, automation, and data protection solutions is built for IT and Security teams. In addition, we provide extensive, proactive support—through enriching partner programs, hands-on training, and growth resources—to help our customers deliver exceptional value and achieve success at scale. Through our multi-dimensional land and expand model and global presence, we have been able to drive strong recurring revenue growth and profitability.
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
Third Quarter Financial Highlights
Revenue
Our total revenue was $131.7 million and $116.4 million for the three months ended September 30, 2025 and 2024, respectively.
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
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of September 30, 2025 was $528.1 million, compared to $462.4 million as of September 30, 2024, representing an increase of 14.2%. This increase was primarily due to steady demand for our solutions and the impact of the November 20, 2024 acquisition of Adlumin.
As of September 30, 2025, we had 2,611 customers with ARR over $50,000 on our platform, up from 2,275 as of September 30, 2024, representing an increase of 14.8%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 57% of our total ARR as of September 30, 2024 to approximately 61% of our total ARR as of September 30, 2025.

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
Profitability
Our operating income for the three months ended September 30, 2025 was $11.6 million, compared to operating income of $23.9 million for the three months ended September 30, 2024. Our net income for the three months ended September 30, 2025 was $1.4 million, compared to net income of $10.8 million for the three months ended September 30, 2024. The decrease in net income for the three months ended September 30, 2024 was primarily due to an increase in sales and marketing expense, an increase in general and administrative expense, an increase in cost of revenue, an increase in amortization of acquired technologies, an increase in research and development expense, an increase in interest expense, net, and an increase in amortization of acquired intangibles, partially offset by an increase in revenue, an increase in other income, net, and a decrease in income tax expense. Our Adjusted EBITDA, calculated as net income of $1.4 million and $10.8 million for the three months ended September 30, 2025 and 2024, respectively, excluding amortization of acquired intangibles and developed technology of $6.4 million and $2.1 million, respectively, depreciation expense of $4.7 million and $4.0 million, respectively, income tax expense of $6.4 million and $7.9 million, respectively, interest expense, net of $8.6 million and $7.5 million, respectively, unrealized foreign currency gains of $(4.2) million and $(0.5) million, respectively, transaction related costs of $5.5 million and $(1.8) million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $12.2 million and $11.8 million, respectively, and restructuring costs and other of $0.4 million and $3.1 million, respectively, was $41.4 million and $44.8 million for the three months ended September 30, 2025 and 2024, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2025 and 2024, cash flows from operations were $24.0 million and $22.0 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.3 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively, and cash payments for income taxes of $5.7 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,878, 1,773, and 1,635 as of September 30, 2025, December 31, 2024, and September 30, 2024, respectively. Our stock-based compensation expense increased during the three and nine months ended September 30, 2025 as compared to the corresponding period of the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through September 30, 2025, and we expect stock-based compensation expense to continue to increase during the remainder of the year ending December 31, 2025.
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
•Research and Development. Research and development expenses primarily consist of related personnel costs, including our engineering, development operations, user experience and internal security operations teams, as well as an allocation of our facilities, depreciation, IT and benefits costs. We expect to continue to grow our research and development organization over time and also to incur additional expenses associated with bringing new product offerings to market and our enhancements of security, monitoring and authentication of our solutions.
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

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$130,517	99.1%	$114,998	98.8%	$15,519
Other revenue	1,193	0.9	1,444	1.2	(251)
Total subscription and other revenue	$131,710	100.0%	$116,442	100.0%	$15,268
Total revenue increased $15.3 million, or 13.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 49.3% and 47.6% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.6% of total revenue for the three months ended September 30, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $15.5 million, or 13.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and unified endpoint management solutions, inclusive of the net positive impact from long-term committed contracts, and includes revenue attributable to the acquired Adlumin business. See Third Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the three months ended September 30, 2025. Subscription revenue as a percentage of our total revenue was 99.1% for the three months ended September 30, 2025, compared to 98.8% for the three months ended September 30, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 102% and 105% for the trailing twelve-month periods ended September 30, 2025 and 2024, respectively. The 102% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.3 million, or 17.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a decrease in maintenance revenue of $0.5 million, partially offset by an increase in professional services revenue of $0.2 million. Other revenue as a percentage of our total revenue was 0.9% for the three months ended September 30, 2025, compared to 1.2% for the three months ended September 30, 2024.
Cost of Revenue

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$25,409	19.3%	$19,433	16.7%	$5,976
Amortization of acquired technologies	4,240	3.2	467	0.4	3,773
Total cost of revenue	$29,649	22.5%	$19,900	17.1%	$9,749
Total cost of revenue increased $9.7 million, or 49.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $3.9 million, an increase in amortization of acquired technologies of

$3.7 million related to the November 20, 2024 acquisition of Adlumin, an increase in personnel costs driven by headcount and salary increases of $1.1 million, and an increase in depreciation of servers and amortization of capitalized internal-use software costs of $0.7 million.
Operating Expenses

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$40,488	30.7%	$32,294	27.7%	$8,194
Research and development	25,188	19.1	22,995	19.7	2,193
General and administrative	24,288	18.4	17,330	14.9	6,958
Amortization of acquired intangibles	497	0.4	15	—	482
Total operating expenses	$90,461	68.7%	$72,634	62.4%	$17,827
Sales and Marketing. Sales and marketing expenses increased $8.2 million, or 25.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $5.9 million, which includes an increase in stock-based compensation expense of $0.5 million, an increase in transaction related costs of $0.8 million, an increase in travel and event-related costs of $0.8 million, and an increase in subscription costs of $0.6 million.
Research and Development. Research and development expenses increased $2.2 million, or 9.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $2.9 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in contract services costs of $0.6 million, an increase in subscription costs of $0.3 million, and an increase in travel-related costs of $0.2 million, partially offset by an increase in capitalized internal-use software costs of $1.4 million and a decrease in allocated facilities and IT costs of $0.7 million.
General and Administrative. General and administrative expenses increased $7.0 million, or 40.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a net increase in transaction related costs of $6.3 million, an increase in bad debt expense of $2.1 million, an increase in allocated facilities and IT costs of $0.5 million, and an increase in contract services costs of $0.3 million, partially offset by a decrease in restructuring and other costs of $3.0 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $0.5 million from $15 thousand for the three months ended September 30, 2025 to $0.5 million for the three months ended September 30, 2024, and relates to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(8,631)	(6.6)%	$(7,535)	(6.5)%	$(1,096)

Interest expense, net increased by $1.1 million, or 14.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in expense of $1.4 million related to the Adlumin deferred consideration liability and an increase in interest expense on tax liabilities of $0.5 million, partially offset by a decrease in interest expense of $0.9 million due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other Income, Net

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$4,793	3.6%	$2,269	1.9%	$2,524
Other income, net increased by $2.5 million, or 111.2%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in the impact of exchange rates on foreign currency denominated accounts of $3.5 million, partially offset by a decrease in dividend income from our money market fund financial assets of $1.0 million.
Income Tax Expense

	Three Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$7,762	5.9%	$18,642	16.0%	$(10,880)
Income tax expense	6,379	4.8	7,885	6.8	(1,506)
Effective tax rate	82.2%		42.3%		39.9%
Our income tax expense for the three months ended September 30, 2025 decreased by $1.5 million as compared to the three months ended September 30, 2024. The effective tax rate increased to 82.2% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. The overall financial statement impact of the OBBBA is not material. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.
Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$377,240	99.0%	$343,928	98.4%	$33,312
Other revenue	3,916	1.0	5,710	1.6	(1,794)
Total subscription and other revenue	$381,156	100.0%	$349,638	100.0%	$31,518

Total revenue increased $31.5 million, or 9.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 49.8% and 47.8% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.5% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $33.3 million, or 9.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and remote monitoring and management solutions, inclusive of the impact from long-term committed contracts. See Third Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the nine months ended September 30, 2025. Subscription revenue as a percentage of our total revenue was 99.0% for the nine months ended September 30, 2025, compared to 98.4% for the nine months ended September 30, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 102% and 105% for the trailing twelve-month periods ended September 30, 2025 and 2024, respectively. The 102% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024.
Other Revenue. Other revenue decreased $1.8 million, or 31.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a decrease in maintenance revenue of $2.3 million, partially offset by an increase in professional services revenue of $0.5 million. Other revenue as a percentage of our total revenue was 1.0% for the nine months ended September 30, 2025, compared to 1.6% for the nine months ended September 30, 2024.
Cost of Revenue

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$73,388	19.3%	$55,975	16.0%	$17,413
Amortization of acquired technologies	12,636	3.3	1,386	0.4	11,250
Total cost of revenue	$86,024	22.6%	$57,361	16.4%	$28,663
Total cost of revenue increased $28.7 million, or 50.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in amortization of acquired technologies of $11.3 million related to the November 20, 2024 acquisition of Adlumin, an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $10.5 million, an increase in personnel costs driven by headcount and salary increases of $3.4 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $2.2 million, an increase in contract services costs of $0.9 million, and an increase in transaction related costs of $0.3 million.
Operating Expenses

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$123,254	32.3%	$100,960	28.9%	$22,294
Research and development	75,408	19.8	67,468	19.3	7,940
General and administrative	71,425	18.7	57,427	16.4	13,998
Amortization of acquired intangibles	1,499	0.4	44	—	1,455
Total operating expenses	$271,586	71.3%	$225,899	64.6%	$45,687
Sales and Marketing. Sales and marketing expenses increased $22.3 million, or 22.1%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $15.6 million, which includes an increase in stock-based compensation expense of

$1.7 million, an increase in transaction related costs of $3.1 million, an increase in travel and event-related costs of $2.2 million, an increase in subscription costs of $1.4 million, and an increase in administrative fees of $0.6 million, partially offset by a decrease in contract services costs of $0.5 million, a decrease in advertising expense of $0.5 million, and an increase in capitalized commissions of $0.2 million.
Research and Development. Research and development expenses increased $7.9 million, or 11.8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in personnel costs driven by headcount and salary increases of $10.2 million, which includes an increase in stock-based compensation expense of $0.9 million, an increase in subscription costs of $1.3 million, an increase in contract services costs of $1.3 million, and an increase in travel-related costs of $0.4 million, partially offset by a net increase in capitalized internal-use software costs of $4.5 million and a decrease in allocated facilities and IT costs of $0.8 million.
General and Administrative. General and administrative expenses increased $14.0 million, or 24.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a net increase in transaction related costs of $11.6 million, an increase in bad debt expense of $1.8 million, an increase in contract services costs of $1.3 million, an increase in professional fees of $1.1 million, an increase in allocated facilities and IT costs of $0.7 million, and an increase in personnel costs driven by headcount and salary increases of $0.5 million, partially offset by a decrease in restructuring and other costs of $3.5 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.5 million from $44 thousand for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(23,792)	(6.2)%	$(22,762)	(6.5)%	$(1,030)
Interest expense, net increased by $1.0 million, or 4.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in expense of $4.3 million related to the Adlumin deferred consideration liability, partially offset by a decrease in interest expense of $2.3 million due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement and a decrease in interest income on recoverable taxes of $0.9 million. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
Other Income, Net

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$5,324	1.4%	$3,696	1.1%	$1,628
Other income, net increased by $1.6 million, or 44.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in the impact of exchange rates on foreign currency denominated accounts of $4.2 million, partially offset by a decrease in dividend income from our money market fund financial assets of $2.8 million.

Income Tax Expense

	Nine Months Ended September 30,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$5,078	1.3%	$47,312	13.5%	$(42,234)
Income tax expense	14,879	3.9	19,644	5.6	(4,765)
Effective tax rate	293.0%		41.5%		251.5%
Our income tax expense for the nine months ended September 30, 2025 decreased by $4.8 million as compared to the nine months ended September 30, 2024. The effective tax rate increased to 293.0% for the same period primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States.
On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. The overall financial statement impact of the OBBBA is not material. For additional discussion about our income taxes, see Note 10. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except margin data)
GAAP operating income	$11,600	$23,908	$23,546	$66,378
Stock-based compensation expense and related employer-paid payroll taxes	12,156	11,819	37,990	36,950
Amortization of acquired technologies	4,240	467	12,636	1,386
Amortization of acquired intangibles	497	15	1,499	44
Transaction related costs	5,525	(1,811)	17,356	1,712
Spin-off costs	—	—	—	51
Restructuring costs and other	441	3,140	694	4,025
Non-GAAP operating income	$34,459	$37,538	$93,721	$110,546
GAAP operating margin	8.8%	20.5%	6.2%	19.0%
Non-GAAP operating margin	26.2%	32.2%	24.6%	31.6%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except margin data)
Net income (loss)	$1,383	$10,757	$(9,801)	$27,668
Amortization	6,408	2,099	18,848	5,840
Depreciation	4,673	3,956	13,514	11,938
Income tax expense	6,379	7,885	14,879	19,644
Interest expense, net	8,631	7,535	23,792	22,762
Unrealized foreign currency (gains) losses	(4,213)	(548)	(2,619)	693
Transaction related costs	5,525	(1,811)	17,356	1,712
Spin-off costs	—	—	—	51
Stock-based compensation expense and related employer-paid payroll taxes	12,156	11,819	37,990	36,950
Restructuring costs and other	441	3,140	694	4,025
Adjusted EBITDA	$41,383	$44,832	$114,653	$131,283
Adjusted EBITDA margin	31.4%	38.5%	30.1%	37.5%
Liquidity and Capital Resources
Cash and cash equivalents were $101.4 million as of September 30, 2025. As our sales and operating cash flows are primarily generated in the United Kingdom, our international subsidiaries held approximately $96.2 million of cash and cash equivalents, of which 70.3%, 17.8% and 4.5% were held in United States Dollars, Euros and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $331.7 million and $333.1 million as of September 30, 2025 and December 31, 2024, respectively, net of debt issuance costs of $4.3 million and $5.5 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. During the three and nine months ended September 30, 2025, we repurchased $10.0 million and $20.0 million of our common stock under the Repurchase Program, respectively. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.
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
During the three and nine months ended September 30, 2025 and 2024, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$67,866	$53,451
Net cash used in investing activities	(21,999)	(15,586)
Net cash used in financing activities	(37,134)	(19,396)
Effect of exchange rate changes on cash and cash equivalents	7,506	2,928
Net increase in cash and cash equivalents	$16,239	$21,397
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
Cash provided by operating activities increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in non-cash items within net (loss) income of $33.0 million and a decrease in net cash outflows resulting from changes in our operating assets and liabilities of $18.9 million, partially offset by a decrease in net income of $37.5 million. The decrease in net cash outflows resulting from changes in our operating assets and liabilities of $18.9 million was primarily due to a decrease in recoverable taxes, a decrease in income taxes receivable, a decrease in current contract assets, a decrease in other long-term assets, an increase in accrued liabilities and other, an increase in other long-term liabilities, and an increase in accounts payable, partially offset by a decrease in income taxes payable, a decrease in deferred revenue, an increase in prepaid expenses and other assets, an increase in accounts receivable, and an increase in operating lease right-of-use assets, net.
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
Net cash used in investing activities increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in capitalized research and development costs related to internal-use software and an increase in capital expenditures to support our domestic and international office locations, partially offset by an increase in the return of deposits in escrow.

Financing Activities
Financing cash flows consist of repurchases of our common stock, payments of tax withholding obligations related to restricted stock, deferred acquisition payments, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to an increase in repurchases of our common stock, an increase in deferred acquisition payments, a decrease in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and a decrease in proceeds from exercises of stock options, partially offset by a decrease in payments of tax withholding obligations related to restricted stock.
Contractual Obligations and Commitments
As of September 30, 2025, there have been no material changes in our contractual obligations and commitments as of December 31, 2024, which were disclosed in our 2024 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $101.4 million and $85.2 million at September 30, 2025 and December 31, 2024, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $331.7 million and $333.1 million as of September 30, 2025 and December 31, 2024, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating SOFR-based rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 3.00%. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating SOFR-based rate (subject to a “floor” of 0.5%) for a specified interest period plus an applicable margin of 3.00%. Each margin is subject to reductions to 2.75% and 1.75%, respectively, based on our first lien net leverage ratio.
As of September 30, 2025 and December 31, 2024, the annual weighted-average interest rate on borrowings was 7.21% and 7.53%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $3.4 million as of both September 30, 2025 and December 31, 2024. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2025 and December 31, 2024 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of September 30, 2025 and December 31, 2024, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended September 30, 2025 and 2024 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2025, we repurchased shares of our common stock under the Repurchase Program as follows:

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
	(in thousands, except share and per share data)
July 1 - 31, 2025	1,046,817	$8.10	1,046,817	$56,499
August 1 - 31, 2025	190,184	$7.86	190,184	$55,000
September 1 - 30, 2025	—	$—	—	$55,000
Total	1,237,001		1,237,001
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	November 6, 2025	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)