Form 10-K
period 2025-12-31
N-able, Inc.
filed 2026-02-26
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $598.1 million.
On February 23, 2026, 188,376,316 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025 (the “Proxy Statement”). Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the possibility that general economic, political, legal and regulatory conditions and uncertainty may cause information technology spending to be reduced or purchasing decisions to be delayed, including as a result of inflation, actions taken by central banks to counter inflation, interest rates, war and political unrest, military conflict (including between Russia and Ukraine and in the Middle East), terrorism, sanctions, trade or other issues in the U.S. and internationally, including increased tariffs or trade wars, or other geopolitical events globally, or that such factors may otherwise harm our business, financial condition or results of operations;
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

PART I
ITEM 1. BUSINESS
Business Overview
The technology landscape is changing rapidly. Cyberthreats are increasing in speed, sophistication, and scale, while the growth of hybrid systems, multi-cloud infrastructure, data volumes, SaaS applications, and AI-enabled processes is driving IT complexity. In this environment, secure and efficient digital operations are essential to overall business health. We are a leading global cybersecurity provider, helping protect businesses from evolving cyberthreats and navigate this fast-changing landscape.
Our software platform is designed to provide end-to-end coverage across the IT environment, delivering comprehensive protection and efficient performance. Our solutions encompass three primary vectors: Unified Endpoint Management or “UEM,” Security Operations, and Data Protection. Together, these capabilities enable IT and security teams to secure and optimize devices and networks, detect and respond to threats, and backup and recover their data to ensure business continuity. We also provide an open ecosystem that seamlessly integrates with third-party tools, empowering customers to tailor their environments to their unique needs. By providing coverage across the entire attack lifecycle, we drive true business resilience.
Architecture is key to our approach. Our software platform is designed to be an integrated, enterprise-grade solution that serves as a scalable operating system for our customers. Built on a multi-tier, multi-tenant architecture, our platform allows our customers to improve security posture and service delivery by offering centralized visibility and role-based access control in both public and private cloud, on-premises and hybrid cloud environments.
We deliver our solutions through a channel-led model. We partner with IT services providers, including Managed Service Providers (“MSPs”), Value Added Resellers (“VARs”), distributors, and other channel partners who support and deliver technology solutions to businesses. Many companies lack the resources or internal expertise to effectively manage their technology assets, and this gap, coupled with the desire to better leverage technology in their businesses, has created a growing need for them to rely on the channel to support their IT and security needs. IT services providers are vital partners as more companies seek to implement technology solutions that help drive strategic business outcomes. Most of our commercial relationships are with these channel partners.
Beyond technology, we support customers by offering partner success strategies designed to help them better manage their own businesses, deliver service offerings powered by our platform and grow their customer bases. These partner success strategies help drive both retention and expansion as the resources we provide are designed to help our customers better assess and pursue growth opportunities.
We serve businesses of all sizes, with a focus on organizations with up to 2,500 employees and the channel partners who support them. This approach aims to extend enterprise-grade security to organizations that often face enterprise-level threats without enterprise-level resources.
Our global presence and channel-led strategy power an efficient land-and-expand model. When we add an IT services provider, we generally also add their customers and we grow as the provider adds new customers and delivers new services based on our solutions and when the partner’s customers add devices and services. This approach allows us to scale efficiently.
Our customers with annualized recurring revenue, or ARR, over $50,000 on our platform grew from 2,349 as of December 31, 2024 to 2,671 as of December 31, 2025, representing an increase of 13.7%. Over the same period, these customers grew from approximately 57% of our total ARR as of December 31, 2024 to approximately 61% of our total ARR as of December 31, 2025.
Our business is global, with 50.4%, 51.8% and 51.2% of our revenue generated outside of the United States for the years ended December 31, 2025, 2024 and 2023, respectively. We generated revenue of $511.4 million, $466.1 million and $421.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, representing increases of 10.5% from the year ended December 31, 2023 to the year ended December 31, 2024 and 9.7% from the year ended December 31, 2024 to the year ended December 31, 2025. For the years ended December 31, 2025, 2024, and 2023 our net income (loss) was $(17.0) million, $31.0 million and $23.4 million, respectively, and our adjusted EBITDA was $153.2 million, $169.4 million and $143.4 million, respectively. Adjusted EBITDA is not a financial measure calculated in accordance with generally accepted accounting principles. For more information regarding our use of non-GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures.”
Industry Background
Companies of all sizes across sectors and geographies continue to invest in modern cloud, AI, and digital technology to transform their organizations and compete effectively. Technology is becoming increasingly mission critical as companies use digital means to improve productivity, work remotely, manage and monitor their businesses, run operations and engage with customers and other key stakeholders. As evidence of the importance of technology to our target customer segment, we believe

IT spending by businesses with up to 2,500 employees is expected to reach $2.2 trillion in 2026 and increase to $2.6 trillion by 2028.
Digital transformation creates challenges and complexities
As companies increase their investment in and reliance on technology, cybersecurity and IT functionality become increasingly important to their businesses. Navigating the evolving cyberthreat landscape and selecting, purchasing, and implementing new technology infrastructures can be complex and can create financial, personnel, and other challenges. Many lack the financial resources, headcount and expertise needed to independently manage the complexity associated with digital transformation and therefore rely on IT services providers that specialize in providing companies with reliable and scalable services to deploy, manage and secure their IT environments. Challenges associated with digital transformation include:
1)Security and IT Management are not core competencies for most companies.
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
2)Companies face growing cyber-threats.
Protecting networks, applications, devices, data and users from cybercrime, such as ransomware, phishing and other costly attacks is paramount. Security issues can create significant legal complications, be financially crippling and damage a business’s brand and reputation.
3)IT and other compliance costs and burdens are increasing.
Companies within our target segment are not exempt from compliance obligations and can be disproportionately burdened due to limited resources and expertise. Laws, regulations, rules and standards governing IT, privacy, security, personnel and industries are complex, constantly changing and varied across geographies and sectors, with many obligations carrying criminal penalties for non-compliance.
4)Proliferation of connected endpoints and rising data volumes are driving increased complexity.
Due to the growing number of networked, highly distributed and diverse endpoints, the burden to manage, provision and secure these endpoints across cloud, on-premises and hybrid cloud infrastructures is becoming increasingly complex. At the same time, rising data volumes are adding further strain, amplifying the challenges of storage, governance and security.
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
Rise of the Managed IT Services Model
As companies invest in technology and their needs for continuous availability, performance and security grow, they are increasingly relying on IT services providers, such as MSPs, to assist with these aspects of their businesses. MSPs support these businesses by helping them procure and deploy key technologies and by providing oversight, management and security of their IT systems and devices. Rather than charging their customers by the task, MSPs typically have recurring annual or monthly contracts to deliver these on-going services. MSPs also may work in collaboration with companies’ internal IT departments in a co-managed model to deliver specific expertise and share responsibilities.
We see a growing number of IT services providers, such as value-added resellers, systems integrators, IT consultants and data center operators, adopting a managed services model as demand for these services increases. These IT services providers can benefit from a software platform that supports the managed services model and meets the wide-ranging needs of their end-customers. For example, companies with less complex IT requirements might need unified endpoint management, endpoint protection and backup and disaster recovery. Other companies may have more complex IT requirements and look to their MSP to provide help desk capabilities, network operations management or security operations.

Market Opportunity
Our cloud-based software solutions enable IT services providers and organizations globally to drive digital transformation and keep their businesses secure. The broad need for our software is reflected in our global deployment, with more than 500,000 businesses worldwide using our solutions today. Based on this demonstrated need and long-term cybersecurity and IT trends, we believe the global market opportunity for our solutions to be an estimated $50 billion in 2026, growing at approximately 14% to approximately $65 billion by 2028, and that this size and projected growth of the global market for our solutions represents a significant opportunity for our business.
Limitations of Existing Approaches Used by Our Customers
Our customers are better able to manage and secure disparate, heterogeneous IT environments with technologies that are centralized, effective, easy to deploy, scalable and interoperable with other solutions.
Many existing approaches utilized by our customers face limitations, such as:
1)Narrow point solutions and tools with limited flexibility and integrations. Many offerings fail to provide a comprehensive set of solutions on a common platform. Without a unified platform, customers are required to utilize disparate solutions and tools which can limit their ability to manage IT environments in a centralized, coordinated manner. Many of these solutions and tools have narrow functionality and are not designed to integrate with other technologies. This can lead to a lack of interoperability that prevents businesses from having a unified view of their IT environments.
2)Lacking enterprise-grade features and functionality. Many approaches offer limited functionality, features and capabilities. As companies shift towards always-on, always-available digital environments across more aspects of their businesses, these approaches can lack the depth of functionality required to adequately serve their needs. In addition, providers of these tools may lack the ability to adapt and innovate rapidly to respond to changing technological needs.
3)Not partner success oriented. Providers of alternative approaches can lack channel-focused domain expertise and partner success functions designed to help channel providers grow their businesses. This can make it more difficult for channel providers to use and deploy tools to their full potential and effectively serve their customers.
4)Pricing and deployment limitations. Many tools lack flexible pricing models and deployment options that are aligned with the way MSPs sell and deliver their services. This can lead to business challenges and inefficiencies for MSPs, which can give rise to inflexible service offerings to their customers.
5)Not purpose-built for channel partners. Many tools are not designed to power a channel model, as they fail to enable channel partners to deliver services in a scalable and efficient manner. These tools can lead to issues around deployment, configurability or scalability. Additionally, some tools may require upfront hardware purchases or lack native or hybrid cloud management and data protection capabilities. These tools can also make it more difficult to manage disparate or heterogeneous environments through a single control panel.
6)Manual and inefficient. Alternative approaches can lack automation, requiring customers to manually address issues that they or their customers face. This need for manual intervention can drive higher headcount costs and cause slower resolution times. Alternative tools may also lack reporting and analytics that help customers proactively identify and remediate issues before they arise.
Our Solution
We provide unified endpoint management, security and data protection as-a-service solutions that are integrated within our technology platform. Our technology platform is purpose-built to give IT services providers visibility and control over distributed and heterogeneous IT environments through a centralized control panel. Built on a multi-tier, multi-tenant architecture, a unified agent management system and microservices, our platform is designed to securely deliver integrated solutions that fit the specific needs of each customer. Our modular and highly scalable platform helps our customers deploy, manage and secure IT assets in an efficient and organized manner.
Through our platform, we aim to deliver value and flexibility to our customers. We offer our customers multiple deployment options and price the solutions on our platform on a subscription basis. Our open ecosystem framework enables and simplifies integrations with numerous third-party solutions from leading enterprise technology vendors. By working across cloud, on-premises and hybrid cloud infrastructures, our platform enables a delivery model that accommodates the IT environments, preferences and needs of our customers.

Key Strengths of our Platform
The key strengths of our platform and related offerings include:
1)Unified endpoint management capabilities. Our leading unified endpoint management capabilities provide our customers with visibility and insights into the availability and performance of a wide range of systems and network infrastructure and devices, all through a centralized dashboard. Our out-of-the-box network topology and network path analysis enable IT services providers to visualize and identify issues across the entire landscape of infrastructure and devices within heterogeneous IT environments. Our UEM solution, which we also refer to as our RMM, or “remote monitoring and management” solution, gathers and correlates real-time network and device issues, data that customers leverage to help maintain uptime and peak performance. Through our role-based access and support, technicians can easily troubleshoot specific IT systems, devices and applications, as well as easily load new service offerings powered by our platform.
2)Layered security approach to cyber-threats and compliance risks. Our customers use our integrated solutions to improve the security framework of IT environments while helping meet regulatory and industry-specific compliance standards. Our security and data protection solutions are designed to defend against cyber-threats targeted at the network, infrastructure, application and endpoint layers and the sensitive data that resides in and travels through each of these layers. Our security solutions offer both preventative and remediation capabilities while our data protection solutions enable continuous backup and high-speed restoration, jointly driving a robust line of defense for companies.
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
4)Out-of-the-box automation for higher service efficacy and capacity. Our platform, which includes professional services automation and easily configurable automation capabilities, enables our customers to more efficiently deliver services, manage their businesses and increase capacity for growth. With over 100 out-of-the-box automated tasks and a no-code drag-and-drop editor to easily build additional automation policies, our customers have eliminated common, repetitive tasks and freed up technicians to take on higher-value activities. In addition, the ability to automate resolutions to customer-specific problems and easily track configuration changes without requiring customized scripts increases the stickiness of our platform.
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
Why We Win
Our platform, partner success strategies and business model are rooted in our experience and understanding of the needs of the channel and are designed to help our customers succeed and grow. Our customers power their service offerings with our platform, making us an integral part of their ability to land, expand and retain their customers. Some of the key factors that differentiate us from our competitors include:
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
3)Enterprise-grade technology for every business through our channel partners. Through our platform and strategic technology partnerships, we make it possible for our customers to deploy, manage and secure enterprise-grade technologies for their end-customers. Our development and innovation roadmap incorporates real-time feedback from our active user community, which helps shape improvements to existing offerings and the development of new offerings that address the needs of our customers.
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
Our Differentiated Go-to-Market Approach
Our go-to-market approach is grounded in a differentiated, multi-dimensional land and expand model. Our business model gives us the leverage and sales reach to efficiently and effectively serve businesses worldwide. Our channel-led approach allows us to grow with our customers as they expand their customer bases, deliver new services powered by our solutions and when their customers add devices and services. Our partner success strategies further enhance our model’s efficiency by empowering our customers to grow their businesses and expand their customer bases and consumption of solutions on our platform.
To add new customers, we employ an efficient low-touch, high-velocity “selling from the inside” motion coupled with a field sales motion. These approaches are rooted in having our sales organization selling online or over the phone or selling from local hubs and going into the field for in-person interactions and events. We power this sales motion with a marketing model that is highly flexible, analytics-driven and designed to efficiently drive digital traffic and high-quality opportunities. We drive website traffic and capture opportunities through events such as roadshows, partner events, and trade shows, as well as through various digital marketing initiatives, including search engine optimization (“SEO”), targeted email campaigns, localized websites, social media, e-book distribution, video content, blogging and webinars. Our low-friction sales motion and marketing model also allow prospective customers to trial fully functional versions of the solutions on our platform, which is frequently a step to broader adoption. Internationally, we augment our go-to-market approach in certain regions with a targeted and localized distributor model.
We believe our differentiated go-to-market approach benefits our business for a number of reasons, including:
1)Sales reach extension. Our channel-led model extends our sales reach globally and powers frictionless expansion opportunities. When we acquire a new IT services provider customer, we also add its customers and continue to benefit as the IT services provider expands its customer base.
2)Sales expansion through natural adoption. IT services providers expand usage of our offerings over time when they add new businesses and when these businesses add new devices and services. As digital transformation trends continue to impact organizations, our platform facilitates the delivery of new and enhanced services by our IT services provider customers to the businesses they serve.
3)Capital efficient scaling. We gain significant operating leverage through our channel-led model, particularly the customer acquisition efforts and support and overhead the channel provides to service their customers.
4)Loyalty and retention. Our best-in-class partner success strategies drive loyalty and retention by providing our customers with resources designed to help them better understand and pursue growth opportunities using our platform.
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
1)Expand our customer footprint. Our partner acquisition model is driven by adding new customers that develop and deliver services powered by our platform. We focus on adding customers that have the opportunity to grow their businesses alongside us and increase consumption of solutions on our platform.
2)Facilitate MSP-enabled growth. When we add an MSP, we expand our relationship through two routes. We grow when the MSP expands their customer base and deploys our solution to these new customers. We also grow when the MSP delivers new or enhanced services to their customers based on our solutions and when their customers add devices and services. As digital transformation initiatives push businesses to modernize their IT systems, we are seeing tailwinds in the adoption and usage of our solutions. We utilize numerous partner success strategies to help MSPs expand their customer bases by educating them on how to introduce deeper and broader sets of service offerings. In this manner, our MSP customers serve as an extension of our sales footprint while requiring minimal incremental sales efforts by us. Our ability to expand within our customer base is demonstrated by our dollar-based net revenue retention rate, which was 103%, 103% and 110% for each of the trailing twelve-month periods ended December 31, 2025, 2024 and 2023, respectively.
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
5)Broaden our co-managed IT footprint. In addition to providing comprehensive security and IT management for businesses, some of our IT services provider customers service larger businesses through a co-managed IT model, sharing responsibility for IT management and services with an internal IT team. We believe that increased adoption of co-managed IT models will continue to be a meaningful driver of market expansion.
6)Deliver globally. We are a global software company, generating 50.4%, 51.8% and 51.2% of our total revenue from outside of the United States in the years ended December 31, 2025, 2024 and 2023, respectively. We intend to target markets around the world where we have an established presence and distribution channels and further expand to new markets through channel and personnel growth and market-specific solutions.
Our Platform
We deliver a platform of integrated security solutions that enables our customers to manage and secure IT environments and assets. Purpose-built to address a wide range of needs - including the ability for IT services providers to use our technology to remotely manage and secure their end-customer’ environments - our subscription-based platform is scalable, extensible and easy to deploy.
Our platform consists of three core solution categories: unified endpoint management, data protection as-a-service and security operations. In addition to our core solution categories, we offer business management solutions that help improve the technical and service delivery efficiencies of our customers.
Unified Endpoint Management
Our UEM solutions provide our customers with visibility and insights into the availability and performance of their networks, infrastructure, devices and applications, all through a centralized dashboard. Our UEM solutions are designed to support the needs of customers of all sizes and accommodate complex and heterogeneous environments. In addition, our UEM technology serves as the foundation for the managed services model, allowing our customers to remotely monitor and access their customers’ IT environments. Through our UEM solutions, we can address the unified endpoint management needs of IT services providers of all sizes across cloud, on-premises and hybrid cloud environments. We leverage a wide variety of service checks such as SNMP, WMI, ICMP, UDP/TCP, API and scripts to gather and correlate data that our customers use to maximize uptime and productivity.
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
•monitor, manage, secure, standardize and automate Microsoft 365 users, Azure resources and Intune devices;
•easily update systems, applications and devices to help ensure connected endpoints are in compliance with up-to-date security protocols;
•provide flexible options for automated, scheduled or manual deployment of patches based on a number of criteria, including severity of vulnerability and customer service level; and
•detect and classify vulnerabilities across endpoints supporting timely remediation and improved security posture
Data Protection as a Service
Our data protection capabilities are fully cloud-based and include backup and disaster recovery for servers, virtual machines, workstations, files, data and key cloud-based applications. Our multi-tenant platform and secure remote delivery architecture is designed to provide our customers with the flexibility to choose and deploy the best solution based on their respective risk postures.
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
•understand the integrity of their protection copies based on mechanisms like automated recovery testing with AI and machine learning boot verification;
•optimize data transfers to and from the cloud with the option to designate a preferred storage location in one of our available data centers in 17 countries and allow for protection of data across workstations, servers and networks from a single platform;
•convey and understand the state of their backup ecosystems more effectively to a wide range of stakeholders through features such as Executive Summary reports;
•continuously monitor backup environments and infrastructure for cyberthreats with built-in, always-on anomaly detection; and
•deliver these services to their customers without the need for them to purchase, maintain, and patch hardware.
Security Operations
We provide a layered protection approach that spans network and systems infrastructure, applications, and end user devices through our, endpoint security, managed detection and response, extended detection and response, web protection, e-mail security and archiving solutions.
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
•proactively hunt for threats and offload the operational burden of endpoint management to security specialists; and
•access at-a-glance threat summaries and detailed threat intelligence from one centralized dashboard.
Extended Detection and Response. We offer a powerful cloud-native extended detection and response (“XDR”) platform that leverages machine learning to identify cyber-threats, automate remediation rules and system updates and provide continuous compliance reporting. This solution is designed to enable our customers to:
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
Business Management.
Our business management solutions include professional services automation, automation and scripting management, password management policies, and reporting and analytics. Our customers use our business management solutions to manage their own IT and business environments and to service their customers. Our solutions integrate with third-party professional services automation tools, IT services management products and other key technologies.
Professional Services Automation and Ticketing. Our professional services automation and ticketing system can be used by our customers to manage their businesses in the following ways:
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

Password and Documentation Management. Our password and documentation management offering provides a simple, yet secure, solution tailored to the operations of our customers. This solution helps our customers:
•access their customer environments with granular role-based permissions and a full audit trail leveraging our centralized and secure password repository;
•standardize service delivery and expedite issues by making essential documentation easily accessible through a fully integrated tool; and
•conduct mobile password resets, which enables end-users to reset their own passwords at any time, without support.
Desktop Management. Our desktop management solution enables customers to remotely:
•work on issues and communicate with their customers while a customer’s device is in use; and
•troubleshoot and proactively address customer endpoint and network issues without disruption to the customer’s operations.
Technology
Key features of our platform include:
Extensibility. Our flexible platform allows users to easily extend the built-in functionality with deep integrations to create custom monitoring capabilities in conjunction with a broad range of third-party tools. We built our platform to be extensible through an open ecosystem framework to enable rapid integration with a broad universe of third-party technologies. We leverage this framework across our Technology Alliance Program and integrated solution partnerships described below, allowing us to create integrations that deliver embedded user interface experiences. Our open ecosystem framework enhances our ability to deliver a single point of management across the myriad of solutions, tools and other technologies our customers use. This enables our channel partners to have deep visibility into their customers’ environments and access to enterprise-grade technology while also allowing us to quickly add integrations to efficiently deliver new monitoring capabilities to our customers.
Multi-tier, multi-tenancy. Our multi-tier, multi-tenant platform allows customers to efficiently manage multiple customers and sites across cloud, on-premises and hybrid cloud environments from a single pane of glass. Our multi-tenancy is also able to power seamless integration with key distributors. Our multi-tier, multi-tenant architecture also enables our global distributors to effectively deliver our solutions to a broad set of customers from a single instance of our platform.
Automation. Our platform features over 100 out-of-the-box policies to automate common tasks and for resolution of frequently occurring issues, enabling our customers to focus on higher value activities. Our no code visual workflow builder and over 600 design elements make it possible for technical and non-technical personnel at our customers to create and customize powerful automated processes for both proactive and reactive workflows. Our customers can easily manage automation policies and track change configurations via detailed reporting within our platform.
Unified agent management. Customers utilize software agents to collect data and facilitate connections to endpoints. It can be time-consuming and burdensome to deploy and update these agents, particularly in a distributed or mobile workforce. We have a unified agent management system that helps customers deploy agent capabilities and update new features across customer environments. Our approach to agent management is designed to make deploying new software and services fast and easy for our customers.
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
Global footprint. We operate a global, multi-cloud architecture in order to deliver the best customer experience. We operate our workloads out of a mix of private data centers, AWS and Azure. This global reach and approach enables us to deliver extensive choice to partners who have various data storage sovereignty requirements, and helps ensure our platform remains fast, reliable and accessible.
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
Our Customers
We serve businesses of all sizes with a focus on organizations with up to 2,500 employees and the channel partners who support them. Our customers range in geographical distribution, including some focused on local or regional customers and others with multi-national presences. Some of our IT services provider customers deploy multiple solutions on our platform across their entire customer base while others use our platform to service only a portion of their customers. The businesses serviced by our IT services providers span a wide range of industry verticals, including financial services, healthcare, professional services, education and manufacturing.
As of December 31, 2025, we had 2,671 customers with ARR over $50,000 on our platform, up from 2,349 as of December 31, 2024, representing an increase of 13.7%. Over the same period, these customers grew from approximately 57% of our total ARR as of December 31, 2024 to approximately 61% of our total ARR as of December 31, 2025. We calculate ARR by annualizing the recurring revenue and related usage revenue inclusive of discounts, excluding the impacts of credits and reserves, recognized during the last day of the reporting period from both long-term and month-to-month subscriptions. We use ARR, and in particular ARR attributable to customers with over $50,000 of ARR, to enhance the understanding of our business performance and the growth of our relationships with our customers.
Marketing, Sales, and Customer and Product Success
Our marketing, sales and partner success organizations serve as the engine that powers our multi-dimensional land and expand go-to-market strategy. Through a combination of leading targeted marketing content, events, free trials and business development efforts, we cultivate a high volume of qualified opportunities that are passed on to dedicated insides sales teams to convert into partners. Additionally, our inside sales team leverages our marketing content to generate their own qualified opportunities to increase product penetration into our existing base.
We segment our sales and marketing strategies by the needs of prospective customers and existing customers based on the stage of their respective business lifecycle. After we add a customer, our customer success program is designed to help them better manage their own businesses, offer services enabled by our platform and expand their usage of our solutions.
Marketing
Our marketing strategy combines deep cybersecurity and channel partner expertise with data-driven demand generation to create qualified opportunities for our sales organization. We employ a flexible, analytics-based approach utilizing digital marketing techniques including search engine optimization, paid search, social media, events, targeted campaigns, localized websites, educational content, display advertising, community programs, and webinars.
We tailor our marketing efforts through a segment-specific approach aligned with our go-to-market strategy. For MSPs, we focus on enabling their growth and helping them deliver business resilience to their end customers through our unified platform spanning endpoint management, security operations, and data protection. For organizations with more complex requirements, we deploy account-based marketing programs that demonstrate how our solutions address their cybersecurity and operational challenges. Internationally, we partner with our global distributor network to execute localized marketing strategies in specific regions.
We engage existing and prospective partners through ongoing enablement and community-based initiatives. Our partner success programs educate customers on maximizing the value of their current solutions, expanding into additional platform capabilities, and leveraging our offerings to grow their businesses. Drawing on our industry expertise, we provide community resources including peer-to-peer learning opportunities, online and in-person events such as our annual Empower conference, and educational content designed to help partners strengthen their competitive position and deliver greater value to their customers.
Sales
We deploy a highly effective and disciplined approach to sales that incorporates both “selling from the inside” and a field sales approach. These approaches are rooted in having our sales organization selling online or over the phone, or selling from local hubs and going into the field for in-person interactions and events. We use a structured approach to managing opportunities and adhering to standardized pricing and contract terms. Our sales team handles customer accounts of all sizes and across geographies through our selling from the inside and field sales approaches.
Our sales organization is organized by channel segment, key solution categories, and geographic region. Our dedicated sales teams receive high-quality opportunities from our marketing and business development motions to engage with prospects, supporting our multi-dimensional customer acquisition motion. This is further powered by our low-friction, free-trial approach that allows prospective customers to trial a fully functional version of our platform. When these prospective customers realize the value of our platform, they can then purchase solutions on our platform at the size and level of functionality appropriate for their and their customers’ IT environments.
Furthermore, our combined efforts across marketing, partner success and sales motions drive high-quality opportunities from our existing customer base that advances our expand go-to-market strategy. This approach allows us to cross-sell and expand product penetration within our existing customer base. We adhere to a disciplined, data-driven approach to converting opportunities quickly and efficiently based on our understanding of the prospect or existing partner’s specific product demands and the inflection points in the selling process.
We also sell our software through distributors and resellers to supplement our direct sales force, as well as to initiate and fulfill sales orders from customers that prefer to make purchases through a specific distributor or reseller. Our localized channel strategy allows us to offer in-market solutions, sales, marketing and support in the local language. Our base of channel distributors proactively create demand for our solutions and bring new opportunities and customers to us. We are also able to flexibly deploy a hybrid approach in which our sales specialists work alongside our distributors and resellers when targeting and landing higher value transactions across the global market.
Customer and Product Success
We provide numerous resources that help customers leverage our platform and get full value from their relationship.
Our Customer Success team serves as the primary relationship owner, working directly with businesses to understand their goals, monitor platform adoption, identify opportunities to drive additional value, and help customers align their use of N-able solutions with their operational and service objectives. They further support customers by assisting with account updates, questions, and other routine service inquiries.
Our Product Success team supports the full customer lifecycle - from initial evaluation through adoption, operation, and optimization of the N-able platform. This approach helps customers deploy and use our solutions effectively while supporting long-term platform engagement.
Our Product Success activities span pre-sales technical engagement, onboarding, post-sales guidance, and global technical support. Pre-sales teams work with sales to help prospective partners understand product capabilities, requirements, and implementation considerations, setting clear expectations for successful adoption. Post-sales, our global teams provide in-region support, technical expertise, and structured enablement resources, helping customers implement, configure, and optimize our solutions in line with their operational needs.
We provide 24x7x365 technical support for our platform and solutions. We also complement live support with self-service resources, documentation, and educational programs through N-ableMe, where AI-enabled search, recommendations, and guided workflows help partners quickly access information, resolve common issues, and build technical proficiency across the lifecycle.

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
Competition
We compete in a large and fragmented industry with numerous vendors that provide cybersecurity and IT management software solutions. We compete with vendors in the following categories:
•MSP pure-play: Vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are ConnectWise, Kaseya, and NinjaOne.
•Category-specific: Small to large enterprise vendors that provide solutions focused on a particular service that may be sold by a channel provider or purchased directly by a business. Solution categories include data protection, extended detection and response, managed detection and response, endpoint detection and response, vulnerability management, unified endpoint management, and remote access and support. Examples of such vendors are Acronis, Veeam, ArcticWolf, Sophos, TeamViewer, and LogMeIn.
We believe the principal competitive factors in our market include:
•breadth and extensibility of features and functionality;
•focus on and alignment with our customers’ success;
•scalability, performance and reliability of our platform and solutions;
•ability to solve the technical and business problems of customers of all sizes and complexities;
•flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment;
•continued innovation to keep pace with evolving technology requirements and the changing needs;
•ease of use and deployment;
•brand awareness and reputation, particularly among channel constituents;
•total cost of ownership and alignment of cost with business objectives and customer needs; and
•effectiveness of sales and marketing efforts.
We believe that we compete favorably on these factors.
Our People
We are a global software company. As of December 31, 2025, we had 1,852 employees fully dedicated to our business, of which 398 were employed in the United States and 1,454 were employed outside of the United States. Of these employees, 1,847 were employed full time. We strive to keep our people at the center of everything we do and foster a positive relationship with our employees, based on our values and culture of belonging which we continue to nurture and develop. We are not party to any collective bargaining agreements.
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
As a part of our employee engagement strategy, we focus on the following key pillars that have been important to offering an extraordinary employee experience: Belonging, N-ablite Giving, Wellness, and Fun. We want our employees to feel supported to do their best work and N-joy the Journey along the way.
Belonging
As a global company, we have the distinct advantage of employing talented individuals across many different ethnicities, genders, races, religions, sexual orientations and generations, all supported through a focus on innovation and inclusion. Communities of Interest (“COIs”) are a core part of our Belonging strategy and are employee-driven, company-sponsored interest groups that are open to all N-able employees globally, intended to foster inclusivity and belonging. We currently have the following global COIs: PRISM, supporting our LGBTQIA+ community; WONDER, supporting women in our workplace; and Shades, supporting our employees of color. Our President and CEO signed the CEO Action for Diversity and Inclusion Pledge, reinforcing the Company’s support and commitment towards building a culture of belonging at N-able. We also host an internal site with resources and information to allow employees to celebrate what makes us unique and invite others to join us on our journey. Our aim is to create a positive and uplifting work environment that leads to more trust, engagement, and excellence. We believe that our culture of belonging enables us to deliver strong financial performance and build lasting relationships with our communities around the globe.
Giving: Community Involvement
We encourage and support our employees to give to the communities in which they live and work. Employees receive two fully paid VoluNteer Days annually and we encourage them to leverage this time to support causes that are meaningful to them. During our annual Season of Giving, employees join company coordinated volunteer events to make an even bigger impact. In 2025, employees across the globe used their VoluNteer Days to donate more than 3,000 hours to non-profit organizations in their local communities. In addition, employees have a fundraising forum to provide visibility to giving opportunities they are a part of and for which they want monetary donations.
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

Notable Recognition
N-able’s achievements as an employer of choice earned us several notable awards throughout 2025. We achieved Great Place to Work Certification, a globally recognized authority on company culture. Additionally, notable awards include two Stevie Awards, including for Chief People Officer, Kathleen Pai, Chief Human Resources Officer of the Year and Human Resources Team of the Year. N-able was also recognized by Comparably among the companies with the Best Company for Diversity (Two-time winner), Best Company for Women (Three-time winner), Best Company for Outlook (Three-time winner), Best Company Career Growth (Four-time winner), Best Leadership Teams (Two-time winner), Best Company Happiness (Four-time winner), Best Company Perks & Benefits (Three-time winner), Best Company Work-Life Balance (Three-time winner), Best CEO (Four-time winner), Best Company Culture (Three-time winner) and Best Company Compensation (Five-time winner). We were also recognized with: Top 100 Most Inspiring Workplaces winner, BuiltIn Best Place to Work Austin and Boston, Cigna Healthy Workforce Designation, and the Trust Radius Award by Trust Radius Tech Cares. In addition, we received the Best Place to Work by Best in Biz, Best Workplace for Women in Tech by Women Tech and NC Tech’s Culture and People in Tech Award.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark, trade dress and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection. As of December 31, 2025, we owned nine issued U.S. patents and one issued foreign patent, with expiration dates ranging from February 22, 2033 to July 7, 2041. N‑able may consider filing patent applications in the future, and we cannot guarantee that patents will be issued with respect to the current patent applications in a manner that gives us the protection that we seek or at all. Our patents and any future patents issued to us may be challenged, invalidated or circumvented and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K, and in our other public filings. If any such risks and uncertainties actually occur, our business, financial condition or results of operations could differ materially from the plans, projections, and other forward-looking statements included elsewhere in this Annual Report on Form 10-K and in our other public filings. These risk factors are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently consider to be immaterial. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occur, our business, financial condition, or results of operations could be harmed substantially.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and this summary should be carefully considered together with the more detailed discussion following this summary, together with other information in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:
Risks Related to Our Business and Industry
•Our quarterly revenue and operating results may fluctuate in the future because of a number of factors, which makes our future results difficult to predict or could cause our operating results or the guidance we provide to fall below expectations.
•If we are unable to sell subscriptions to new customers, to sell additional solutions to our existing customers or to increase the usage of our solutions by our existing customers, our revenue growth and operating results could be adversely effected.
•Our business depends on customers renewing their subscription agreements. If our subscription-based business model fails to yield the benefits that we expect, our results of operations could be negatively impacted.
•We operate in highly competitive markets, which could make it difficult for us to acquire and retain customers at our historic rates.
•Our success depends on our ability to adapt to the rapidly changing needs of our customers and their customers.
•If we fail to integrate our solutions with a variety of operating systems, software applications, platforms and hardware that are developed by others or ourselves, our solutions may become less competitive or obsolete and our results of operations would be harmed.
•Acquisitions present many risks that could have an adverse effect on our business and results of operations.
•If our goodwill or intangible assets become impaired, then we could be required to record a significant non-cash charge to earnings, which could adversely affect our results of operations.
•We may not be able to achieve or sustain the same level of cash flows in the future.
•Because our long-term success depends on our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States, our business is susceptible to risks associated with international operations.
•We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or that have caused in the past, or could cause in the future, errors or failures of our solutions, which could lead to a loss of customers or harm to our reputation and our operating results.
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
Risks Related to Cybersecurity and Artificial Intelligence (“AI”)
•Cyberattacks and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our customers’, or their end-customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our customers’, or their end-customers’ systems, the exploitation of vulnerabilities in our, our customers’, or their end-customers’ environments, the theft or misappropriation of our, our customers’, or their end-customers’ proprietary and confidential information, and interference with our, our customers’, or their end-customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
•Our use of AI could adversely affect our business, reputation, or financial results.
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
Risk Factors
Risks Related to Our Business and Industry
Our operating results may be negatively affected by a number of factors, certain of which are beyond our control, and any of which could cause our operating results or the guidance we provide to fall below expectations.
Our future operating results and financial performance are dependent on a variety of factors, including factors that are beyond our control. As a result, our operating results may not be sustained or improve to the extent we anticipate, or at all. Additionally, our operating results may vary significantly from period to period in the future. As a result, you should not rely on the results of any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful.
Factors that may affect our results of operations include, but are not limited to, those listed below:
•our ability to maintain and increase sales to existing customers and to attract new customers, including selling additional subscriptions to our existing customers to deliver services to their end-customers or for their internal use;
•changes in end-customer for services provided by our IT services provider customers, including those related to the number of customers serviced by our IT services provider customers and the reduced amount of services provided by our IT services provider customers to their end-customers;
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
•any other change in the competitive landscape of our industry, including consolidation among our competitors, customers, and strategic partnerships entered into by us and our competitors;
•our ability to obtain, maintain, protect and enforce our intellectual property rights;
•changes in our subscription pricing or those of our competitors;
•the impact of new accounting pronouncements;
•general economic, industry and market conditions that impact expenditures for IT management technology for companies in the United States and other countries where we sell our solutions;
•significant security breaches, technical difficulties, or interruptions to our solutions or infrastructure;
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
Additionally, certain of our operational metrics, such as annual recurring revenue (ARR), are calculated using internal systems and tools that are not validated by an independent third-party and may differ from estimates or similar metrics published or used by third-parties due to differences in methodologies and assumptions. Our internal systems, tools, and processes have a number of limitations, and our data collection methodologies may have errors or could change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If our operating metrics are not accurate, or if investors do not perceive them to be accurate, investors may lose confidence in our operating metrics and business, we could be subject to legal claims, and our business, reputation, financial condition, and results of operations could be adversely affected. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies.
If we are unable to sell subscriptions to new customers, to sell additional solutions to our existing customers or to increase the usage of our solutions by our existing customers, our revenue growth and operating results may be adversely effected.
We provide our solutions primarily under monthly, annual, or multi-year subscriptions to our customers. A subscription generally entitles a customer to, among other things, support, as well as security updates, fixes, functionality enhancements and upgrades to the technologies, each, if and when available. To increase our revenue, we must regularly add new customers and expand our relationships with our existing customers. We also rely, to a significant degree, on our customers establishing and maintaining relationships with their end-customers, for our IT services provider customers to add new end-customers, for those customers to add new devices and to drive adoption of new services that we offer. When our customers move from month-to-month contracts to longer-term contracts, or renew their longer-term contracts, they may reevaluate their needs and decrease their usage. In addition, economic weakness and uncertainty, tightened credit markets and constrained IT spending from time to time contribute to slowdowns in the technology industry, as well as in the industries and the geographic regions in which we, our customers and their end-customers operate; this may result in reduced demand and increased price competition for our offerings. Uncertainty about future economic conditions may, among other things, negatively impact the current and prospective end-customers of our IT services provider customers and result in delays or reductions in technology purchases. Even if we capture a significant volume of opportunities from our digital marketing activities, we must be able to convert those opportunities into sales of our subscriptions in order to achieve revenue growth.
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

It is difficult to accurately predict long-term customer retention. Our customers’ subscription net revenue retention rates have declined and fluctuated, and may continue to decline or fluctuate, as a result of a number of factors, including their level of satisfaction with our offerings, the prices of our solutions, the prices of tools and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscription arrangements or if they renew them on less favorable terms, our revenue may decline and our business will suffer.
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
We operate in a highly competitive and dynamic industry driven by the technology needs of a wide range of companies. Our industry is large and fragmented with several vendors that provide technologies used by MSPs and other IT services providers to service organizations globally. Competition in our market is based primarily on solution capabilities, including: breadth and extensibility of features and functionality; focus on and alignment on customers’ success; scalability, performance and reliability of our platform and solutions; ability to solve the technical and business problems of customers of all sizes and complexities; flexibility of deployment models, whether public or private cloud, on-premises or in a hybrid environment; continued innovation to keep pace with evolving technology requirements and changing needs; ease of use and deployment; brand awareness and reputation among IT services providers, their technicians and other IT professionals; total cost of ownership and alignment of cost with business objectives and needs of our customers; and effectiveness of sales and marketing efforts. Our customers have limited barriers to switching to a competitor’s solution from our platform if we fail to provide solutions and services that meet their needs. In addition, many of our current and potential competitors enjoy substantial competitive advantages over us, such as greater brand awareness and longer operating history, broader distribution and established relationships with IT services providers, larger sales and marketing budgets and resources, greater customer support resources, greater resources to make strategic acquisitions or enter into strategic partnerships, lower labor and development costs, larger and more mature intellectual property portfolios and substantially greater financial, technical and other resources. Given their larger size, greater resources and existing customer relationships, our competitors may be able to compete and respond more effectively than we can to new or changing opportunities, technologies, standards or customer requirements.
We face competition from vendors focused on the MSP market which provide broad, integrated solutions that include monitoring and management, data protection, business management tools and security offerings. Examples of such vendors are Kaseya, ConnectWise and NinjaOne. In addition, we compete with small to large enterprise vendors that provide solutions focused on a particular service that may be sold by a channel provider or purchased directly by a business, such as data protection, extended detection and response, managed detection and response, endpoint detection and response, vulnerability management, unified endpoint management, and remote access and support. Examples of such vendors are Acronis, Veeam, Sophos, TeamViewer, and LogMeIn.
New start-up companies that innovate and large competitors, or potential competitors, that make significant investments in research and development may invent similar or superior solutions and technologies that compete with our subscriptions. In addition, some of our larger competitors, or potential competitors, have substantially broader and more diverse solutions and services offerings. This may make them less susceptible to downturns in a particular market and allow them to leverage their relationships based on other solutions or incorporate functionality into existing solutions to grow their business in a manner that discourages users from purchasing our solutions and subscriptions, including through selling at zero or negative margins, offering concessions, solutions bundling or closed technology platforms. In addition, customers that use legacy tools and services of our competitors may believe that these tools and services are sufficient to meet their IT needs or that our platform only serves the needs of a portion of the market. Accordingly, these organizations may continue allocating their IT budgets for such legacy tools and services and may not adopt our offerings. Further, many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other competitive providers. As a result, these organizations may prefer to purchase from their existing suppliers rather than to add or switch to a new supplier using our solutions and services, regardless of solution performance, features or greater services offerings.
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
Our success depends on our ability to adapt to the rapidly changing needs of our customers and their customers.
The technology and cybersecurity market has grown quickly and is expected to continue to evolve rapidly. Moreover, many of our IT services providers customers and their customers operate in markets characterized by rapidly changing technologies and business plans, which require them to adopt increasingly complex networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our long-term growth depends on our ability to continually enhance and improve our existing offerings and develop or acquire new solutions that address the common problems encountered by technology professionals on a day-to-day basis in an evolving IT management market, including adapting to rapidly changing technologies and user preferences, adapting our offerings to evolving industry standards, predicting user preferences and industry changes in order to continue to provide value to our customers and to improve the performance and reliability of our offerings. The success of any enhancement or new solution depends on a number of factors, including its relevance to customers, changes to the form factors in technologies powering businesses, timely completion and introduction and market acceptance. New solutions and enhancements that we develop or acquire may not sufficiently address the evolving needs of our existing and potential customers, may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate the amount of revenue necessary to realize returns on our investments in developing or acquiring such solutions or enhancements. If our new offerings are not successful for any reason, certain offerings in our portfolio may become obsolete, less marketable and less competitive, and our business will be harmed.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $511.4 million, $466.1 million and $421.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
If our goodwill or intangible assets become impaired, then we could be required to record a significant non-cash charge to earnings, which could adversely affect our results of operations.
We are required under generally accepted accounting principles to review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting unit and intangible assets may not be recoverable include: a significant decline in our stock price for a sustained period; significant negative industry or economic trends; a significant change in our market capitalization relative to our net book value; significant changes in our business strategy; slower growth rates in our operations; significant underperformance relative to historical or projected future operating results; and other materially adverse events that have implications on the profitability of our business. We may be required to record non-cash charges to earnings during any period in which an impairment of our goodwill or intangible assets is determined, which could adversely affect our results of operations.
We may not be able to achieve or sustain the same level of cash flows in the future.
Our operating expenses have increased over the last several years, and we expect they may continue to increase as we hire additional personnel, expand our operations and infrastructure, both domestically and internationally, pursue acquisitions and continue to develop our platform's functionalities. If our revenue does not increase to offset these increases in our operating expenses, we will not be able to achieve or maintain our historical levels of profitability in future periods. While historically our revenue has grown, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our solutions, increasing competition, a failure to gain or retain customers, a decrease in the growth of our overall market, our technology or services becoming obsolete due to technical advancements in the market or our failure, for any reason, to continue to capitalize on growth opportunities. As a result, our past financial performance should not be considered indicative of our future performance. Any failure by us to achieve or sustain cash flows on a consistent basis could cause us to halt our expansion, not pursue strategic business combinations, default on payments due on existing contracts, fail to continue developing our platform, solutions and services or experience other negative changes in our business.
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
We have international operations in Australia, Austria, Belarus, Canada, India, the Netherlands, the Philippines, Poland, Portugal, Romania, and the United Kingdom. Revenue from customers outside of the United States represented 50.4% of our total revenue for the fiscal year ended December 31, 2025, and as of December 31, 2025, approximately 79% of our employees were located outside of the United States. The continued international expansion of our operations requires significant management attention and financial resources and results in increased administrative and compliance costs. Our limited experience in operating our business in certain regions outside the United States increases the risk that our expansion efforts into those regions may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently are unable to anticipate. We are subject to risks associated with international sales and operations including, but not limited to:
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
In particular, we operate much of our research and development activities internationally and outsource a portion of the coding and testing of our solutions and solutions enhancements to contract development vendors. We believe that performing research and development in our international facilities and supplementing these activities with our contract development vendors enhances the efficiency and cost-effectiveness of our solution development. For example, although our presence in Belarus has been substantially reduced since 2022, we have research and development facilities located in Belarus, which has experienced numerous public protest activities and civil unrest since the presidential election in early August 2020, with active government and police-force intervention. We also engage third party contractors that have a limited number of employees that reside in the Ukraine. In addition, we generated a de minimis amount of revenue from customers located in Ukraine during the years ended December 31, 2025, 2024 and 2023. The extent and duration of the instability in the region, and any related risk to our operations, remains uncertain, and may be further exacerbated by the ongoing presence of Russian forces in Belarus and the participation of Belarus in the Russia-Ukraine conflict. To date, intermittent communications and mobile internet outages have occasionally occurred in Belarus, and the United States, the European Union and various other nations have imposed economic and trade sanctions and export control restrictions against multiple Belarusian officials and entities. The ongoing impact of these measures, as well as any further retaliatory actions, is uncertain and may pose security risks to our people, our facilities, our technology systems and our operations, as well as to the local infrastructure, such as utilities and network services, upon which our local teams rely and adversely affect our ability to continue to do business in the region. While we have risk mitigation efforts in place, and have not experienced any significant impact to date, the realization of any of these risks could adversely affect our product development, operations, business and/or financial results and may require us to shift our research and development activities to other jurisdictions, which may result in delays in our development cycle and the incurrence of additional costs. The disruption in the region also could adversely affect our suppliers, partners and customers, which could result in negative impacts to our business and results of operations. Whether in these countries or in others in which we operate, civil unrest, political instability or uncertainty, military activities, or broad-based sanctions, should they continue for the long term or escalate, could expose us to the risks noted above, as well as numerous other risks, and require us to re-balance our geographic concentrations, any or all of which could have an adverse effect on our operations, business and financial condition.
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
We resell third-party software and integrate third-party software into our solutions that may be difficult to replace or that have caused in the past, or could cause in the future, errors or failures of our solutions, which could lead to a loss of customers or harm to our reputation and our operating results.
In order to provide our IT services provider customers with additional functionality on our platform, we often partner with best-of-breed technology developers through license arrangements to use their software in our offerings. We also resell certain third-party products as part of our full product offering. In the future, this software may not be available to us on commercially reasonable terms, or at all. Any loss of the right to use any of the software could result in decreased sales or decreased functionality of our solutions until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could harm our business. In addition, errors or defects in or failures of the third-party software have resulted in errors or defects in our solutions, and this could occur again in the future. Such errors have caused our solutions to fail and may increase our exposure to cyberattacks, any or all of which could harm our business and be costly to correct. Many of these providers attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our customers or third-party providers that could harm our reputation and increase our operating costs. If we are required to replace such third-party software with new third-party software, such change may require significant work and require substantial investment of our time and resources. If we are unable to maintain licenses to software necessary to operate our business, or if third-party software that we use contains errors or defects, our costs may increase, or the services we provide may be harmed, which would adversely affect our business.
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
We currently host certain of our solutions, and expect to increasingly host our solutions, on cloud infrastructure hyperscaler providers, such as AWS and Azure. In these cases, our solutions reside on hardware operated by these providers. Our operations depend on protecting the virtual cloud infrastructure hosted by a hyperscaler by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans, including the use of multiple hyperscaler locations, any incident affecting a hyperscaler’s infrastructure, regardless of the cause, could negatively affect our ability to deliver our solutions to our customers. Incidents affecting hyperscalers’ infrastructure may be caused by fire, flood, severe storm, earthquake, or other natural disasters, actual or threatened public health emergencies, cyber-attacks, terrorist or other attacks, and other similar events beyond our control. To date, any service disruption we have experienced has been short-term. Any prolonged hyperscaler service disruption affecting our SaaS platform would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the hyperscaler services we use.

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
In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, from time to time, attacks emerge that our solutions are unable to detect or prevent. The use of AI is also making it easier for computer hackers to formulate and carry out attacks.

Furthermore, as a well-known provider of solutions for IT services providers, including cloud-based technology, who in turn service a large number of businesses, we and our customers could be targeted by attacks specifically designed to disrupt our business and harm our reputation or the business and reputation of our channel constituents and their end-customers. In addition, defects or errors in our solutions could result in a failure to effectively update customers’ cloud-based products. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ computing environments, leaving their computing environments unprotected against cyber threats. Any of these situations could result in negative publicity to us, damage our reputation and increase expenses and customer relations issues, and expose us to investigations, liabilities and other costs and negative consequences, all of which would adversely affect our business, financial condition, and operating results.
Advances in computer capabilities and AI discoveries of new weaknesses and other developments with software generally used by the IT services provider community may increase the risk we will suffer a security breach. Furthermore, our platform has in the past, and may in the future, fail to detect or prevent malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our solutions to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our customers and the sophistication of malware, viruses and other threats. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to customer error, rogue customer employee activity, unauthorized access by third parties acting with malicious intent or who commit an inadvertent mistake or social engineering. If we experience, or our service providers experience, any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. When faced with defects or errors, we will need to provide high-quality support to our customers during remediation efforts. If our customers are dissatisfied with our support or we otherwise fail to handle complaints effectively, our brand and reputation may suffer. To the extent potential customers, industry analysts or testing firms believe that the failure to detect or prevent any particular threat is a flaw or indicates that our solutions not provide significant value, our reputation and business would be harmed.
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
We believe that developing, maintaining and growing awareness and integrity of our brand in a cost-effective manner are important to achieving widespread acceptance of our existing and future offerings and are important elements in attracting new customers. We believe that the importance of brand recognition will increase as we enter new markets and as competition in our existing markets further intensifies. Successful promotion of our brands will depend on the effectiveness of our marketing efforts and on our ability providing reliable and useful solutions at competitive prices. We intend to increase our expenditures on brand promotion. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building our brands. We also rely on our customer base in a variety of ways, including giving us feedback on our offerings and to provide user-based support to our other customers through our Head Nerds program. If poor advice or misinformation regarding our solutions is spread among users of our Head Nerds program, it could adversely affect our reputation, our financial results and our ability to promote and maintain our brands. If we fail to promote and maintain our brands successfully, fail to maintain loyalty among our customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain our brands, we may be unable to attract new customers, retain our existing customers and our financial condition and results of operations could be harmed. Additionally, if our customers do not use or ineffectively use our solutions to serve their end customers, our reputation and ability to grow our business may be harmed.
In November 2024, we acquired Adlumin, Inc. Prior to the acquisition we marketed Adlumin’s managed detection and response (“MDR”) solution as “N-able MDR.” We continue to use the Adlumin brand name for our XDR or MDR solutions. In the future, we may continue to use the Adlumin brand, sell such solutions under the N-able brand or some combination of the two. The transition to or from the Adlumin brand name may cause confusion or lack of brand recognition for these solutions, which could negatively impact our business and profitability. If we fail to integrate the Adlumin brand successfully, fail to maintain loyalty among legacy Adlumin customers, or incur substantial expenses in an unsuccessful attempt to introduce, promote and maintain the Adlumin brand, we may be unable to attract new customers for our XDR or MDR solutions or retain existing customers of these solutions, and our financial condition and results of operations could be harmed.
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
We generally price our subscriptions on a per-device, per-user, or per data basis, with pricing based on volume tiers. We may increasingly rely on a bundled pricing model. We have changed our pricing model from time to time, and may have to do so in the future. We believe that our price increase in 2023 may have adversely affected our business, and future increases may also adversely affect our business, operating results and financial condition. At the same time, as new or existing competitors introduce tools that compete with ours or reduce their prices, we may be unable to attract new customers or retain existing customers. We also must determine the appropriate price to enable us to compete effectively internationally. As a result, we may be required or choose to reduce our prices or otherwise further change our pricing model, which could adversely affect our business, operating results and financial condition.
We have benefited from growth in the market for IT and cybersecurity spending, and lack of continued growth or contraction in this market could have an adverse effect on our results of operations and financial condition.
As companies invest in technology and their needs for continuous availability, performance and security grow, they have been increasingly relying on MSPs to manage these aspects of their businesses. In addition to MSPs, other IT services providers, such as value-added resellers, systems integrators, IT consultants and data center operators, have also adopted a managed services model. While we have benefited from the growth in business spending on IT and cybersecurity, and the rise of the managed IT services model, the market is dynamic and evolving. Our future financial performance will depend in large part on continued growth in both overall IT and cybersecurity spending and demand from businesses to utilize IT services providers to provide oversight, management and security of their IT systems and devices. If this market fails to grow or grows more slowly than we currently anticipate, our results of operations and financial condition could be adversely affected.
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
Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States, Europe, Asia, Australia and of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our IT services provider customers or potential customers, or their end-customers, to curtail spending generally or IT management spending specifically, and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our solutions in countries with relatively weaker currencies. In recent years, inflation increased at the highest rate in four decades in the United States amid a slowing economy and there were numerous indicators suggesting a potential economic recession in the United States and other regions of the world. Although inflation in the United States has decreased significantly from its peak in 2022, any potential recession in the United States and other regions could result in reductions in subscriptions, reduction of consumption of our services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.
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
A pandemic, epidemic or outbreak of an infectious disease may materially affect how we and our customers are operating our businesses and our financial results.
We are subject to risks related to public health crises. For example, the COVID-19 pandemic, and policies and regulations implemented by governments in response, had a significant impact, both directly and indirectly, on global businesses and commerce and indirect effects such as worker shortages and supply chain constraints. Future global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.
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
As of December 31, 2025, our total indebtedness outstanding under our credit agreement, net of debt issuance costs, was $393.9 million and we had $60 million of additional unused borrowing capacity under our revolving credit facility. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, or issue equity to obtain necessary funds; we do not know whether we will be able to take any of such actions on a timely basis or on terms satisfactory to us or at all.
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
Our credit agreement also contains a financial covenant which requires that, at the end of each fiscal quarter, for so long as the aggregate principal amount of borrowings under our revolving credit facility exceeds 40% of the aggregate commitments under the revolving credit facility, our first lien net leverage ratio cannot exceed 7.50 to 1.00. A breach of this financial covenant will not result in a default or event of default under the term loan facility under our credit agreement unless and until the lenders under our revolving credit facility have terminated the commitments under the revolving credit facility and declared the borrowings under the revolving credit facility due and payable.
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
As of December 31, 2025, we had ten issued patents. The process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Even if issued, there can be no assurance that these patents, or our existing patents, will adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. Our patents and any future patents issued to us may be challenged, invalidated or circumvented, and may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers. Any patents that are issued may subsequently be invalidated or otherwise limited, allowing other companies to develop offerings that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, issuance of a patent does not guarantee that we have a right to practice the patented invention. Patent applications in the United States are typically not published until 18 months after filing or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that third parties do not have blocking patents that could be used to prevent us from marketing or practicing our patented software or technology.
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

Risks Related to Cybersecurity and Artificial Intelligence (“AI”)
Cyberattacks and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our IT services provider customers’, or their end-customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our IT services provider customers’, or their end-customers’ systems, the exploitation of vulnerabilities in our, our IT services provider customers’, or their end-customers’ environments, the theft or misappropriation of our, our IT services provider customers’, or their end-customers’ proprietary and confidential information, and interference with our, our IT services provider customers’, or their end-customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business.
We are heavily dependent on our technology infrastructure to operate our business, and our customers rely on our solutions to help manage and secure their IT infrastructure and environments, and that of their end-customers, including the protection of confidential information. Despite our implementation of security measures and controls, our systems, the systems of our third-party service providers upon which we rely, the systems of our customers and the virtualized systems of our customers, as well as the information that those systems store and process are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors (including advanced persistent threat intrusions). Threat actors have been, and may in the future be, able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may have been introduced through the actions of our employees or contractors or defects in design or manufacture of our products and systems or the products and systems that we procure from third parties. In doing so, they have been, and may in the future be, able to breach or compromise our IT systems, including those which we use to design, develop, deploy and support our products, and access and misappropriate our, our current and former employees’ and our customers’ proprietary and confidential information, including our software source code, introduce malware, ransomware or vulnerabilities into our products and systems and create system disruptions or shutdowns. By virtue of the role our products play in helping to manage and secure the environments and systems of our customers and their end customers, attacks on our systems and products can result in similar impacts on our customers’ and their customers’ systems and data.
Cybersecurity has become increasingly important to our customers as their end customers experience increased security threats while more of their workforce works remotely. Larger volumes of remote devices are connecting to networks driving increased vulnerability and incidences of ransomware and phishing attacks are growing, making security a high priority for businesses. The potential impact of cybersecurity breaches or incidents affecting customers’ remote monitoring of multiple businesses’ networks and devices is significant.
Moreover, the number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks continue to evolve at a rapid pace, particularly through the use of AI by threat actors. In addition, the democratization of coding is contributing to an increase in the scale, speed, and sophistication of attacks. As a result, we may be unable to identify current attacks, anticipate these attacks or implement adequate security measures. We have experienced, and may in the future experience, security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our solutions, our proprietary data or the data of our IT services provider customers or their end-customers, and ultimately on our business. In addition, our ability to defend against and mitigate cyberattacks depends in part on prioritization decisions that we and third parties upon whom we rely make to address vulnerabilities and security defects. While we endeavor to address all identified vulnerabilities in our products, we must make determinations as to how we prioritize developing and deploying the respective fixes and we may be unable to do so prior to an attack. Likewise, even once a vulnerability has been addressed, for certain of our products, the fix will only be effective once a customer has updated the impacted product with the latest release, and customers that do not install and run the remediated versions of our products, and their end-customers, may remain vulnerable to attack.
Cyberattacks and other security incidents have resulted, and in the future may result, in numerous risks and adverse consequences to our business, including that (a) our prevention, mitigation and remediation efforts may not be successful or sufficient, (b) our confidential and proprietary information, including our source code, as well as personal information related to current or former employees and customers, may be accessed, exfiltrated, misappropriated, compromised or corrupted, (c) we incur significant financial, legal, reputational and other harms to our business, including, loss of business, decreased sales, severe reputational damage adversely affecting current and prospective customer, employee or vendor relations and investor confidence, U.S. or foreign regulatory investigations and enforcement actions, litigation, indemnity obligations, damages for contractual breach, penalties for violation of applicable laws or regulations, including laws and regulations in the United States and other jurisdictions relating to the collection, use and security of user and other personally identifiable information and data, significant costs for remediation, impairment of our ability to protect our intellectual property, stock price volatility and other significant liabilities, (d) our insurance coverage, including coverage relating to certain security and privacy damages and claim expenses, may not be available or sufficient to compensate for all liabilities we incur related to these matters or that we may face increased costs to obtain and maintain insurance in the future, and (e) our steps to secure our internal environment, adapt and enhance our software development and build environments and ensure the security and integrity of the solutions that we deliver to our customers may not be successful or sufficient to protect against future threat actors or cyberattacks. We have incurred and expect to continue to incur significant expenses related to our cybersecurity initiatives.
Our use of AI could adversely affect our business, reputation, or financial results.
We incorporate AI, including generative AI, into certain of our products and operations, and we expect our reliance on AI technologies to increase over time. AI is complex, rapidly evolving, and characterized by significant uncertainty, and our efforts to develop, integrate, and use AI may not be successful. Our competitors or other third parties may adopt or deploy AI technologies more quickly, effectively, or efficiently than we do, which could impair our ability to compete and adversely affect our business, reputation, or financial results.
In addition, the development, deployment, and use of AI tools present a variety of technical, operational, legal, and regulatory risks and can lead to unintended consequences, any or all of which could adversely us. AI algorithms and training methodologies may contain flaws, produce inaccurate, incomplete, or biased results, or generate unexpected or harmful outcomes. Generative AI systems may produce fabricated or “hallucinatory” content, and certain machine learning and predictive analytics models may rely on insufficient, poor quality, or biased data, any of which may not be easily detectable. Customers or others may rely on inaccurate or flawed AI generated outputs to their detriment, which could expose us to reputational harm, competitive harm, and legal liability.
AI systems may also present explainability and replicability challenges. We may be unable to interpret, articulate, or justify the decision making processes of certain AI models, and the adaptive nature of AI may prevent identical inputs from producing consistent outputs. These issues may reduce trust in our products, complicate regulatory compliance, and increase our exposure to legal or ethical scrutiny. Inadequate development, testing, monitoring, or deployment practices—by us or by third parties whose technologies we use—could result in incidents that harm individuals or customers or otherwise undermine confidence in AI enabled solutions.
Our use of AI in internal operations also presents risks. AI tools may inadvertently transmit, expose, or rely on proprietary, sensitive, or personal information, and AI related security incidents may be more difficult to detect or mitigate. We may face challenges in developing and maintaining appropriate datasets, internal controls, and governance frameworks to support AI enabled processes. Dependence on AI may introduce operational vulnerabilities affecting our relationships with customers, partners, and suppliers, and may produce unintended or inaccurate outcomes that disrupt our business.
The use of AI also raises intellectual property risks. If we lack sufficient rights to use data, content, or other material relied upon by our AI technologies, we may incur liability under intellectual property, privacy, data protection, or contractual laws. AI generated content may not be eligible for copyright protection, which could limit our ability to protect or enforce our intellectual property rights. In addition, AI tools may inadvertently generate content that infringes third party rights, which could expose us to claims or litigation.
AI is subject to an emerging and rapidly evolving legal and regulatory landscape. Existing laws governing intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity may be interpreted or applied in new ways to AI. Governments and regulatory bodies in the United States and globally are actively evaluating and implementing AI specific frameworks. For example, the European Union’s AI Act establishes a risk based regulatory framework for AI systems, and various U.S. states, including California, have enacted or are considering laws addressing transparency, privacy, fairness, and other AI related concerns. These and other evolving requirements may impose significant compliance obligations, increase operational costs, require us to modify or limit certain AI enabled features, or restrict our ability to use or offer AI technologies in certain jurisdictions. Because AI technologies are highly complex and continue to develop rapidly, we may be unable to anticipate or comply with new or changing legal requirements, and AI related legislation or regulation may apply to our technologies in unexpected ways.
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
Our business is subject to a wide variety of local, state, national and international laws, directives and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Moreover, because many of the features of our offerings use, store and report on SMB data, which may contain personal data, any inability to adequately address privacy concerns, to honor a data subject request, to delete stored data at the relevant times, or to comply with applicable privacy laws, regulations and policies could, even if unfounded, result in liability to us and, damage to our reputation, loss of sales and harm to our business. These data protection and privacy-related laws and regulations continue to evolve and are expected to result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, and state privacy and breach notification laws, and in the European Economic Area (“EEA”) and the UK, include such data privacy laws and regulations as the European Union General Data Protection Regulation and United Kingdom General Data Protection Regulation and Data Protection Act 2018. Certain of these laws created a range of new compliance obligations, and significantly increased financial penalties for noncompliance. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards will have on our business or the businesses of our customers. We continue to assess the impact of existing and emerging laws, monitor relevant guidance, and refine our processes accordingly.
In addition, global privacy and data protection legislation, enforcement and policy activity are rapidly expanding and evolving, and may be inconsistent from jurisdiction to jurisdiction. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens relative to transfers of personal data from the European Union to the United States, and we, our customers and their SMB and mid-market customers face the potential for regulators in the EEA to apply different standards to the transfer of personal data from the EEA to the United States, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA to the United States. In response to the Court of Justice of the European Union invalidating the EU-U.S. Privacy Shield Framework, one of the mechanisms that allowed companies to transfer personal data from the EEA to the United States, in 2020, the EU and United States governments adopted the EU-U.S. Data Privacy Framework (the “DPF”) in 2023. While the General Court of the European Union upheld the validity of the DPF in 2025, that decision may still be appealed.
Failure to comply with laws concerning privacy, data protection and information security could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by our customers, their end-customers, and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing IT services provider customers and their end-customers and prospective IT services provider customers and their end-customers), any of which could have a material adverse effect on our operations, financial performance and business. In addition, we could suffer adverse publicity and loss of customer confidence were it alleged or found that we did not take adequate measures to assure the confidentiality of the personal data that our customers had given to us. This could result in a loss of customers and revenue that could jeopardize our success. We may not be successful in avoiding potential liability or disruption of business resulting from the failure to comply with these laws and, even if we comply with laws, may be subject to liability because of a security incident. If we were required to pay any significant amount of money in satisfaction of claims under these laws, or any similar laws enacted by other jurisdictions, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any of these laws, our business, operating results and financial condition could be adversely affected. Further, complying with the applicable notice requirements in the event of a security breach could result in significant costs.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and may make it more difficult for you to sell your common stock at a time and price that you deem appropriate. As of December 31, 2025, the Sponsors collectively owned in the aggregate approximately 111,564,512 shares of our common stock. The shares owned by the Sponsors are eligible for resale subject to applicable volume, manner of sale and other limitations of Rule 144 under the Securities Act. The Sponsors also have the right to require us to register their shares for resale in certain circumstances pursuant to a registration rights agreement we entered into with the Sponsors. Registration of the Sponsors’ shares would result in such shares becoming freely tradable, without compliance with Rule 144. If the Sponsors exercise their registration rights, or the Adlumin sellers exercise their registration rights in connection with our registration of an offering of additional shares of our common stock, the market price of our shares of common stock could drop significantly.

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
•removal of directors only for cause;
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
As of December 31, 2025, Silver Lake and Thoma Bravo, together with their respective funds and, as applicable, their co-investors (collectively, the “Sponsors”) collectively owned in the aggregate approximately 111,564,512 shares of our common stock, representing approximately 59.8% of the voting power of our common stock as of such time. The Sponsors have entered into a stockholders’ agreement whereby they each agreed, among other things, to vote the shares each beneficially owns in favor of the director nominees designated by Silver Lake and Thoma Bravo, respectively. Notwithstanding the decision of the Court of Chancery of the State of Delaware, discussed in Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements wherein the Court invalidated certain provisions of the stockholders’ agreement, Silver Lake and Thoma Bravo could exert significant influence over our operations and business strategy and would together have sufficient voting power to effectively control the outcome of matters requiring stockholder approval. These matters may include:
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
Two of our eight directors are affiliated with Silver Lake. These directors have fiduciary duties to us and, in addition, have duties to the respective Sponsor and their affiliated funds, respectively. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and the Sponsors, whose interests may be adverse to ours in some circumstances.
Although directors affiliated with the Sponsors currently only represent two of our eight directors, so long as the Sponsors beneficially own shares of our outstanding common stock representing at least a majority of the votes entitled to be cast by the holders of our outstanding voting stock, they can effectively control and direct our board of directors.
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
As of December 31, 2025, the Sponsors beneficially owned a majority of the combined voting power of all classes of our outstanding voting stock. As a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
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
Although we have not experienced any material cybersecurity incidents since becoming a stand-alone public company in July 2021, we may experience such incidents in the future and the scope and impact of any such future incidents cannot be predicted. We have described whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents have affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in the risk factors titled “Cyberattacks and other security incidents have resulted, and in the future may result, in compromises or breaches of our, our IT services provider customers’, or their end-customers’ systems, the insertion of malicious code, malware, ransomware or other vulnerabilities into our, our IT services provider customers’, or their end-customers’ systems, the exploitation of vulnerabilities in our, our IT services provider customers’, or their end-customers’ environments, the theft or misappropriation of our, our IT services provider customers’, or their end-customers’ proprietary and confidential information, and interference with our, our IT services provider customers’, or their end-customers’ operations, exposure to legal and other liabilities, higher customer and employee attrition and the loss of key personnel, negative impacts to our sales, renewals and upgrades and reputational harm and other serious negative consequences, any or all of which could materially harm our business” in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.
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
Role of Management
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
Our CSO has served as such since 2021 and has over 20 years of experience in various roles in information security, including serving as an IT security leader at AT&T/Warner Media, where he implemented an extensive security program managing complex incident response events. He holds a degree in Information Technology.
ITEM 2. PROPERTIES
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Uster, Switzerland; Utrecht, Netherlands; Vienna, Austria; Warsaw, Poland; and Washington, D.C. Our leases are all classified as operating and have remaining terms of less than one year to 6.4 years.
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
On February 23, 2026, the last reported sales price of our common stock on the NYSE was $4.47 per share and, as of February 23, 2026, there were 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.
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
Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock for the period between July 20, 2021 (our first day as a publicly traded company) and December 31, 2025, with the cumulative total return of (i) the S&P 500 Index and (ii) the S&P 500 Software & Services Index. This graph assumes the investment of $100.00 in our common stock (at the closing price of our common stock on July 20, 2021), the S&P 500 Index and the S&P 500 Software & Services Index on June 30, 2021, and assumes dividends, if any, are reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance.
The information contained in the Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 53 MONTH CUMULATIVE TOTAL RETURN*

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
7/20/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
3/25
6/25
9/25
12/25
N-able, Inc.
S&P 500
S&P 500 Software & Services

*$100 invested on 7/20/21 in stock or 6/30/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

Issuer Purchases of Equity Securities
On March 11, 2025, our board of directors authorized the repurchase of up to $75.0 million of common stock (the “Repurchase Program”). Pursuant to the authorization, we may repurchase shares of common stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate us to acquire any specific dollar amount or numbers of shares of common stock.
During the three months ended December 31, 2025, we repurchased shares of our common stock under the Repurchase Program as follows:

Period	Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program (in thousands)
	(in thousands, except share and per share data)
October 1 - 31, 2025	1,288,976	$7.74	1,288,976	$45,000
November 1 - 30, 2025	—	$—	—	$45,000
December 1 - 31, 2025	—	$—	—	$45,000
Total	1,288,976		1,288,976

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
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI powered cybersecurity platform delivers business resilience to more than 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
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
Fourth Quarter Financial Highlights
Revenue
Our total revenue was $130.3 million and $116.5 million for the three months ended December 31, 2025 and 2024, respectively.
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
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of December 31, 2025 was $539.7 million, compared to $482.5 million as of December 31, 2024, representing an increase of 11.9%. This increase was primarily due to steady demand for our solutions, including the impact of the November 20, 2024 acquisition of Adlumin.
As of December 31, 2025, we had 2,671 customers with ARR over $50,000 on our platform, up from 2,349 as of December 31, 2024, representing an increase of approximately 14%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 57% of our total ARR as of December 31, 2024 to approximately 61% of our total ARR as of December 31, 2025.
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

Profitability
Our net (loss) income for the three months ended December 31, 2025 and 2024 was $(7.2) million and $3.3 million, respectively. The decrease in net income for the three months ended December 31, 2025 was due to increases in cost of revenue, sales and marketing expense, interest expense, net, amortization of acquired technologies, research and development expense, other expense, net, general and administrative expense, income tax expense, and amortization of acquired intangibles, partially offset by an increase in revenue. Our Adjusted EBITDA, calculated as net (loss) income of $(7.2) million and $3.3 million for the three months ended December 31, 2025 and 2024, respectively, excluding amortization of acquired intangible assets and developed technology of $6.9 million and $3.9 million, respectively, depreciation expense of $4.8 million and $4.0 million, respectively, income tax expense of $4.5 million and $3.7 million, respectively, interest expense, net of $12.2 million and $7.3 million, respectively, unrealized foreign currency losses of $4.2 million and $2.0 million, respectively, transaction related costs of $0.9 million and $2.4 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.4 million and $10.8 million, respectively, and restructuring costs and other of $2.0 million and $0.7 million, respectively, was $38.6 million and $38.1 million for the three months ended December 31, 2025 and 2024, respectively.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended December 31, 2025 and 2024, cash flows from operations were $25.3 million and $26.0 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.0 million and $6.9 million for the three months ended December 31, 2025 and 2024, respectively, and cash payments for income taxes of $6.5 million and $4.6 million for the three months ended December 31, 2025 and 2024, respectively.
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
•Amortization of Acquired Technologies. We amortize to cost of revenue capitalized costs of technologies acquired in connection with business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”) and November 20, 2024 acquisition of Adlumin.
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,852 and 1,773 as of December 31,

2025 and 2024, respectively. Our stock-based compensation expense increased during the year ended December 31, 2025 as compared to the prior fiscal year primarily due to the impact of new equity awards that were granted to employees through December 31, 2025, and we expect stock-based compensation expense to continue to increase during the year ended December 31, 2026.
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

Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$506,249	99.0%	$458,961	98.5%	$47,288
Other revenue	5,181	1.0	7,186	1.5	(2,005)
Total subscription and other revenue	$511,430	100.0%	$466,147	100.0%	$45,283
Total revenue increased $45.3 million, or 9.7%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 49.6% and 48.2% of total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.5% of total revenue for the years ended December 31, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $47.3 million, or 10.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and UEM solutions, inclusive of the impact from long-term committed contracts. See Fourth Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the year ended December 31, 2025. Subscription revenue increased slightly as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% for the years ended December 31, 2025 and 2024, respectively. The 103% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $2.0 million, or 27.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in maintenance revenue of $2.6 million, partially offset by an increase in professional services revenue of $0.6 million. Other revenue decreased slightly as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Cost of Revenue

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$100,180	19.6%	$77,159	16.6%	$23,021
Amortization of acquired technologies	16,874	3.3	3,520	0.8	13,354
Total cost of revenue	$117,054	22.9%	$80,679	17.4%	$36,375
Total cost of revenue increased $36.4 million, or 45.1%, in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $14.4 million, an increase in amortization of acquired technologies of $13.4 million, related to the November 20, 2024 acquisition of Adlumin, an increase in personnel costs driven by headcount and salary increases of $3.7 million, which includes an increase in stock-based compensation expense of $0.1 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.5 million, and an increase in contract services costs of $1.0 million.
Operating Expenses

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$163,163	31.9%	$135,592	29.1%	$27,571
Research and development	100,713	19.7	90,714	19.5	9,999
General and administrative	91,715	17.9	76,514	16.4	15,201
Amortization of acquired intangibles	1,996	0.4	278	0.1	1,718
Total operating expenses	$357,587	69.9%	$303,098	65.1%	$54,489
Sales and Marketing. Sales and marketing expenses increased $27.6 million, or 20.3%, primarily due to an increase in personnel costs driven by headcount and salary increases of $19.7 million, which includes an increase in the amortization of capitalized commissions of $1.5 million and an increase in stock-based compensation expense of $1.4 million, an increase in transaction related costs of $3.3 million, an increase in travel and event-related costs of $3.2 million, and an increase in subscription costs of $1.9 million, partially offset by a decrease in contract services costs of $1.0 million.
Research and Development. Research and development expenses increased $10.0 million, or 11.0%, primarily due to an increase in personnel costs driven by headcount and salary increases of $12.1 million, which includes an increase in stock-based compensation expense of $1.0 million, an increase in contract services costs of $1.9 million, and an increase in subscription costs of $1.4 million, partially offset by an increase in capitalized internal-use software costs of $5.2 million.
General and Administrative. General and administrative expenses increased $15.2 million, or 19.9%, primarily due to a net increase in transaction related costs of $10.2 million, an increase in bad debt expense of $3.0 million, an increase in contract services costs of $1.6 million, an increase in professional fees of $1.1 million, an increase in personnel costs driven by headcount and salary increases of $0.9 million, which is net of a decrease in stock-based compensation expense of $1.2 million, and an increase in property, penalty, and franchise taxes of $0.8 million, partially offset by a decrease in restructuring and other costs of $2.2 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Spinpanel and Adlumin.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.7 million, or 618.0%, related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(35,997)	(7.0)%	$(30,031)	(6.4)%	$(5,966)

Interest expense, net increased by $6.0 million, or 19.9%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in expense of $5.4 million related to the Adlumin deferred consideration liability and an increase in expense of $3.3 million related to one-time fees incurred in connection with entering into Amendment No. 2 to the Credit Agreement on November 26, 2025, partially offset by a decrease in interest expense of $2.5 million due to the impact of decreased interest rates and lower average outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,599	0.3%	$1,931	0.4%	$(332)
Other income, net decreased by $0.3 million, or 17.2%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in dividend income from our money market fund financial assets of $3.3 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $2.5 million related to various accounts for the period.
Income Tax Expense

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$2,391	0.5%	$54,270	11.6%	$(51,879)
Income tax expense	19,423	3.8	23,312	5.0	(3,889)
Effective tax rate	812.3%		43.0%		769.3%
Our income tax expense for the year ended December 31, 2025 decreased by $3.9 million as compared to the year ended December 31, 2024. The effective tax rate increased to 812.3% for the year ended December 31, 2025 primarily due to an increase in the amount of the unbenefited loss in the United States, partially offset by a decrease in income taxes on income outside of the United States. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$458,961	98.5%	$412,072	97.7%	$46,889
Other revenue	7,186	1.5	9,808	2.3	(2,622)
Total subscription and other revenue	$466,147	100.0%	$421,880	100.0%	$44,267
Total revenue increased $44.3 million, or 10.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.2% and 48.8% of total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.5% and 10.2% of total revenue for the years ended December 31, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

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
Our annual dollar-based net revenue retention rate for our subscription products was approximately 103% and 110% for the years ended December 31, 2024 and 2023, respectively. The reduction in the dollar-based net revenue retention rate reflects the pressure from our pricing and packaging changes, coupled with rationalization related to our Long-Term Contract Initiative, which began materially impacting net revenue retention during the three months ended June 30, 2024.
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
Total cost of revenue increased $12.5 million, or 18.3%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $7.0 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.0 million, an increase in amortization of intangible assets acquired in connection with business combinations of $1.7 million, an increase in personnel costs driven by headcount and salary increases of $0.4 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in contract services costs of $0.3 million, and an increase in allocated facilities and IT costs of $0.1 million.
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
Sales and Marketing. Sales and marketing expenses increased $0.9 million, or 0.7%, primarily due to an increase in personnel costs driven by headcount and salary increases of $7.4 million, which includes an increase in stock-based compensation expense of $0.3 million, an increase in travel and event-related costs of $1.7 million, an increase in allocated facilities and IT costs of $0.3 million, an increase in restructuring and other costs of $0.3 million, and an increase in transaction related costs of $0.2 million, partially offset by an increase in commissions related to long-term committed contracts of $7.4 million, which is net of the recognition of $0.4 million of amortization expense for capitalized commissions, and a decrease in advertising expense of $1.6 million.
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
General and Administrative. General and administrative expenses increased $6.6 million, or 9.5%, primarily due to an increase in transaction related costs of $4.7 million, which is net of gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $3.7 million and the November 20, 2024 acquisition of Adlumin of $2.6 million, and an increase in expense of $1.8 million related to the Adlumin deferred consideration liability, an increase in rent expense of $2.4 million, an increase in restructuring and other costs of $2.0 million, and an increase in professional fees of $1.2 million, partially offset by a decrease in allocated facilities and IT costs of $2.2 million, a decrease in costs associated with our separation from SolarWinds of $0.7 million, and a decrease in director and officer liability insurance costs of $0.6 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Spinpanel and Adlumin.
Amortization of Acquired Intangibles. Amortization of acquired intangibles decreased $0.3 million, or 53.4%, primarily due to a decrease in expense of $0.6 million related to the conclusion of amortization of intangible assets acquired in connection with the take private transaction of SolarWinds in early 2016 during the three months ended March 31, 2023, partially offset by an increase in expense of $0.2 million related to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(30,031)	(6.4)%	$(30,252)	(7.2)%	$221
Interest expense, net decreased by $0.2 million, or 0.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to the impact of decreased interest rates and lower outstanding borrowings under the Credit Agreement. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 9. Debt in the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
Other Income, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,931	0.4%	$4,259	1.0%	$(2,328)
Other income, net decreased by $2.3 million, or 54.7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $3.8 million related to various accounts for the period, partially offset by an increase in dividend income from our money market fund financial assets of $1.9 million.
Income Tax Expense

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$54,270	11.6%	$44,326	10.5%	$9,944
Income tax expense	23,312	5.0	20,914	5.0	2,398
Effective tax rate	43.0%		47.2%		(4.2)%
Our income tax expense for the year ended December 31, 2024 increased by $2.4 million as compared to the year ended December 31, 2023. The effective tax rate decreased to 43.0% for the year ended December 31, 2024, primarily due to a decrease in income taxes on income outside of the United States, partially offset by an increase in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except margin data)
GAAP operating income	$36,789	$82,370	$70,319
Stock-based compensation expense and related employer-paid payroll taxes	48,355	47,741	45,093
Amortization of acquired technologies	16,874	3,520	1,839
Amortization of acquired intangibles	1,996	278	597
Transaction related costs	18,207	4,146	(1,096)
Spin-off costs	—	51	735
Restructuring costs and other	2,668	4,761	2,113
Non-GAAP operating income	$124,889	$142,867	$119,600
GAAP operating margin	7.2%	17.7%	16.7%
Non-GAAP operating margin	24.4%	30.6%	28.3%

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

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except margin data)
Net (loss) income	$(17,032)	$30,958	$23,412
Amortization	25,699	9,769	6,396
Depreciation	18,358	15,956	15,227
Income tax expense	19,423	23,312	20,914
Interest expense, net	35,997	30,031	30,252
Unrealized foreign currency losses	1,565	2,702	358
Transaction related costs	18,207	4,146	(1,096)
Spin-off costs	—	51	735
Stock-based compensation expense and related employer-paid payroll taxes	48,355	47,741	45,093
Restructuring costs and other	2,668	4,761	2,113
Adjusted EBITDA	$153,240	$169,427	$143,404
Adjusted EBITDA margin	30.0%	36.3%	34.0%
Liquidity and Capital Resources
Cash and cash equivalents were $111.8 million as of December 31, 2025. As our sales and operating cash flows are primarily generated by international entities in the United Kingdom and Canada, our international subsidiaries held approximately $101.0 million of cash and cash equivalents, of which 74.0%, 15.8% and 4.6% were held in United States Dollars, Euros, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. We subsequently entered into Amendment No. 1 to the Credit Agreement on June 26, 2023, and Amendment No. 2 to the Credit Agreement on November 26, 2025. The Credit Agreement provides for $460.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $400.0 million term loan facility (the “Term Loan”). We had total borrowings of $393.9 million and $333.1 million as of December 31, 2025 and 2024, respectively, net of debt issuance costs of $6.1 million and $5.5 million, respectively. In addition to our total borrowings, we are also committed to cash interest payments of approximately $178.4 million over the term of the Credit Agreement, based upon an interest rate as of December 31, 2025 of 6.59%. See Note 9. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In addition to committed payments related to the Credit Agreement, we are also committed to purchase obligations of $243.2 million through the fiscal year ended December 31, 2029, and remaining operating lease liabilities of $36.5 million through the fiscal year ended December 31, 2032. Purchase obligations represent outstanding purchase orders for items including public cloud infrastructure and hosting fees, royalty fees, marketing activities, software license and support fees, and accounting and legal fees. On October 4, 2023, we entered into a non-cancellable royalty agreement for third-party cloud-based platform and hosting services, with an effective date of September 1, 2023. Our total commitment under this agreement is $39.0 million, with royalty fees of $10.0 million payable over the next 0.7 years as of December 31, 2025. See Note 6. Leases in the Notes to Consolidated Financial Statements for further details regarding our operating leases.
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
During the year ended December 31, 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$93,202	$79,437
Net cash used in investing activities	(28,958)	(122,421)
Net cash used in financing activities	(40,625)	(22,595)
Effect of exchange rate changes on cash and cash equivalents	3,022	(2,273)
Net increase (decrease) in cash and cash equivalents	$26,641	$(67,852)
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
For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the increase in cash provided by operating activities was primarily due to a decrease in recoverable taxes, a decrease in other long-term assets, a decrease in current contract assets, an increase in accrued liabilities and other, and an increase in accounts payable, partially offset by an increase in prepaid and other current assets, an increase in accounts receivable, a decrease in income taxes payable, an increase in income taxes receivable, a decrease in deferred revenue, an increase in operating lease right-of-use assets, net, and a decrease in other long-term liabilities. The net cash outflows of $2.2 million and $21.0 million resulting from the changes in our operating assets and liabilities for the years ended December 31, 2025 and 2024, respectively, excluding the changes noted above, were primarily due to the timing of sales, cash payments and receipts.
Investing Activities
Investing cash flows consist of cash used for acquisitions, net of cash acquired, capital expenditures, intangible assets and cash provided by the return of deposits in escrow. Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities decreased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a decrease in acquisitions, net of cash acquired and an increase in the return of deposits in escrow related to the November 20, 2024 acquisition of Adlumin, partially offset by an increase in capitalized research and development costs related to internal-use software and an increase in capital expenditures to support our domestic and international office locations.
Financing Activities
Financing cash flows consist of payments of tax withholding obligations related to restricted stock, repurchases of our common stock, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan, deferred acquisition payments, repayments of borrowings from the Credit Agreement, net proceeds from the Credit Agreement, and payments of debt issuance costs.
Net cash used in financing activities increased for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in deferred acquisition payments related to the November 20, 2024 acquisition of Adlumin, an increase in repurchases of our common stock, a decrease in proceeds from the issuance of common stock under the Employee Stock Purchase Plan, and a decrease in proceeds from exercises of stock options, partially offset by an increase in net proceeds from the Credit Agreement, a decrease in payments of tax withholding obligations related to restricted stock, and a decrease in repayments of borrowings from the Credit Agreement.
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
•revenue recognition; and
•income taxes.
Goodwill
Our goodwill was derived from the take private transaction of SolarWinds in February 2016 and subsequent business combinations, where the purchase price exceeded the fair value of the net identifiable assets acquired. The N-able legal entities were managed as a single reporting unit of the Parent prior to the Separation and Distribution and N-able continues to be managed as a single reporting unit following the Separation and Distribution. Goodwill is tested for impairment at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the quantitative impairment test which considers the fair value of the reporting unit compared with the carrying value on the date of the test. Qualitative factors include industry and market considerations, overall financial performance, changes in management or key personnel, changes in strategy, changes in customers and other relevant events and circumstances affecting the reporting unit. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
In October 2025, we performed a quantitative assessment for our single reporting unit. For the quantitative assessment, we compared the fair value of the reporting unit to its carrying value. As of October 1, 2025, the fair value of the reporting unit exceeded its carrying value.
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
We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. During the year ended December 31, 2025, we recorded a valuation allowance of $5.8 million in the U.S. and $0.5 million outside the U.S. During the year ended December 31, 2024, we recorded a valuation allowance of $2.4 million in the U.S. and $0.5 million outside the U.S. If, based upon the weight of all available evidence, it is more likely than not (a likelihood of greater than 50%) that some portion or all of the deferred tax assets will not be realized, a valuation allowance must be recorded to reduce the deferred tax assets.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, for a full description of recent accounting pronouncements, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash and cash equivalents of $111.8 million and $85.2 million as of December 31, 2025 and 2024, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $393.9 million and $333.1 million as of December 31, 2025 and 2024, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50%, subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margins described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to our lower than 1.65 to 1.00.
As of December 31, 2025 and 2024, the annual weighted-average interest rate on borrowings was 6.59% and 7.53%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $4.0 million and $3.4 million as of December 31, 2025 and 2024, respectively. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding as of December 31, 2025 and 2024 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of December 31, 2025 and 2024, respectively.
See Note 13. Relationship with Parent and Related Entities in the Notes to Consolidated Financial Statements for additional information regarding our related party debt.
See Note 9. Debt of the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison for the years ended December 31, 2025, 2024 and 2023 for further details on the current and expected continued impact of interest rates on borrowings under the Credit Agreement.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-41 hereof.
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
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K based on the framework in “Internal Control— Integrated Framework” issued in 2013 by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K.
Our independent registered public accounting firm, which has audited our consolidated financial statements included in this Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in Part II, Item 8 of this report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. We intend to include such information in our definitive proxy statement (“Proxy Statement”) related to our 2026 annual meeting of stockholders pursuant to Regulation 14A under the Exchange Act, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.
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

10.8
Amendment No. 2, dated as of November 26, 2025, to the Credit Agreement among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2025).

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

10.18
Agreement and Plan of Merger, dated November 20, 2024, by and among N-able, Inc., N-able International Holdings II, LLC, N-able Technologies, Inc, Adlumin, Inc. and Shareholder Representative Services LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 20, 2024).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2025).

Exhibit Number	Exhibit Title
10.19
Amendment No. 2, dated as of November 26, 2025, to the Credit Agreement among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2025).

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

N-able, Inc.

Dated:	February 26, 2026	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pagliuca	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
John Pagliuca

/s/ Tim O’Brien	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Tim O’Brien

/s/ Christopher Stagno	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026
Christopher Stagno

/s/ William Bock	Chairperson and Director	February 26, 2026
William Bock

/s/ Michael Bingle	Director	February 26, 2026
Michael Bingle

/s/ Ann Johnson	Director	February 26, 2026
Ann Johnson

/s/ Darryl Lewis	Director	February 26, 2026
Darryl Lewis

/s/ Cam McMartin	Director	February 26, 2026
Cam McMartin

/s/ Patrick Pulvermueller	Director	February 26, 2026
Patrick Pulvermueller

/s/ Michael Widmann	Director	February 26, 2026
Michael Widmann

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of N-able, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Subscription Revenue

As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $506 million for the year ended December 31, 2025. The Company primarily derives subscription revenue from the sale of subscriptions to their SaaS solutions and sales of their self-managed solutions, including term licenses, technical support and unspecified software upgrades. Subscription revenue for SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the customer or when the Company has the right to invoice for services performed. Revenue from the license performance obligation of self-managed solutions is recognized at a point in time upon delivery of the access to the licenses, and revenue from the performance obligation related to the technical support and unspecified software upgrades of subscription-based license arrangements is recognized ratably over the agreement period. The Company generally invoices subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.

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
February 26, 2026
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$111,837	$85,196
Accounts receivable, net of allowances of $4,059 and $886 as of December 31, 2025 and 2024, respectively	50,342	44,909
Income tax receivable	3,432	3,563
Recoverable taxes	9,807	24,157
Current contract assets	19,528	12,786
Prepaid and other current assets	21,494	13,312
Total current assets	216,440	183,923
Property and equipment, net	37,962	36,162
Operating lease right-of-use assets	28,666	27,998
Deferred taxes	4,412	2,026
Goodwill	1,024,300	977,013
Intangible assets, net	64,786	83,150
Other assets, net	33,340	28,575
Total assets	$1,409,906	$1,338,847
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,999	$6,290
Accrued liabilities and other	55,756	51,057
Current contingent consideration	10,840	5,500
Current deferred consideration	60,720	44,023
Current operating lease liabilities	7,203	6,018
Income taxes payable	9,803	9,733
Current portion of deferred revenue	24,494	23,977
Current debt obligation	4,000	3,500
Total current liabilities	181,815	150,098
Long-term liabilities:
Deferred revenue, net of current portion	1,747	2,996
Non-current deferred taxes	1,847	3,448
Non-current operating lease liabilities	29,284	30,069
Long-term debt, net of current portion	389,873	329,606
Non-current deferred consideration	—	54,089
Other long-term liabilities	685	9,253
Total liabilities	605,251	579,559
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 190,459,837 and 187,528,505 shares issued, and 186,683,682 and 187,528,505 shares outstanding as of December 31, 2025 and 2024, respectively	190	187
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Treasury stock, at cost: 3,776,155 and no shares as of December 31, 2025 and 2024, respectively	(30,000)	—
Additional paid-in capital	746,599	708,992
Accumulated other comprehensive income (loss)	33,694	(21,095)
Retained earnings	54,172	71,204
Total stockholders' equity	804,655	759,288
Total liabilities and stockholders' equity	$1,409,906	$1,338,847
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription and other revenue	$511,430	$466,147	$421,880
Cost of revenue:
Cost of revenue	100,180	77,159	66,369
Amortization of acquired technologies	16,874	3,520	1,839
Total cost of revenue	117,054	80,679	68,208
Gross profit	394,376	385,468	353,672
Operating expenses:
Sales and marketing	163,163	135,592	134,691
Research and development	100,713	90,714	78,180
General and administrative	91,715	76,514	69,885
Amortization of acquired intangibles	1,996	278	597
Total operating expenses	357,587	303,098	283,353
Operating income	36,789	82,370	70,319
Other expense:
Interest expense, net	(35,997)	(30,031)	(30,252)
Other income, net	1,599	1,931	4,259
Total other expense, net	(34,398)	(28,100)	(25,993)
Income before income taxes	2,391	54,270	44,326
Income tax expense	19,423	23,312	20,914
Net (loss) income	$(17,032)	$30,958	$23,412
Net (loss) income per share:
Basic earnings per share	$(0.09)	$0.17	$0.13
Diluted earnings per share	$(0.09)	$0.16	$0.13
Weighted-average shares used to compute net (loss) income per share:
Shares used in computation of basic earnings per share	187,819	185,277	182,371
Shares used in computation of diluted earnings per share	187,819	188,426	185,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(17,032)	$30,958	$23,412
Other comprehensive income (loss):
Foreign currency translation adjustment	54,789	(25,504)	12,224
Other comprehensive income (loss)	54,789	(25,504)	12,224
Comprehensive income	$37,757	$5,454	$35,636
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	180,850	$181	—	$—	$632,871	$(7,815)	$16,834	$642,071
Net income	—	—	—	—	—	—	23,412	23,412
Foreign currency translation adjustment	—	—	—	—	—	12,224	—	12,224
Exercise of stock options	50	—	—	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	2,124	2	—	—	(11,976)	—	—	(11,974)
Issuance of stock	3	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	—	—	1,681	—	—	1,681
Repurchase of common stock								—
Stock-based compensation	—	—	—	—	43,874	—	—	43,874
Balance as of December 31, 2023	183,221	$183	—	$—	$666,522	$4,409	$40,246	$711,360
Net income	—	—	—	—	—	—	30,958	30,958
Foreign currency translation adjustment	—	—	—	—	—	(25,504)	—	(25,504)
Exercise of stock options	28	—	—	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,632	3	—	—	(20,489)	—	—	(20,486)
Issuance of stock	1,434	1	—	—	14,677	—	—	14,678
Issuance of stock under employee stock purchase plan	214	—	—	—	2,382	—	—	2,382
Repurchase of common stock								—
Stock-based compensation	—	—	—	—	45,888	—	—	45,888
Balance as of December 31, 2024	187,529	$187	—	$—	$708,992	$(21,095)	$71,204	$759,288
Net loss	—	—	—	—	—	—	(17,032)	(17,032)
Foreign currency translation adjustment	—	—	—	—	—	54,789	—	54,789
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	2,508	3	—	—	(13,171)	—	—	(13,168)
Issuance of stock	102	—	—	—	1,108	—	—	1,108
Issuance of stock under employee stock purchase plan	314	—	—	—	2,358	—	—	2,358
Repurchase of common stock			(3,776)	(30,000)	(38)			(30,038)
Stock-based compensation	—	—	—	—	47,348	—	—	47,348
Balance as of December 31, 2025	190,460	$190	(3,776)	$(30,000)	$746,599	$33,694	$54,172	$804,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(17,032)	$30,958	$23,412
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,057	25,725	21,623
Provision for (benefit from) doubtful accounts	3,173	(285)	(159)
Stock-based compensation expense	46,593	45,351	43,570
Amortization of debt issuance costs and discounts	2,844	1,598	1,601
Deferred taxes	(3,821)	(1,952)	330
Loss on foreign currency exchange rates	1,565	2,702	358
Loss (gain) on contingent consideration	2,148	(6,281)	(1,443)
Deferred consideration expense	14,316	1,843	—
Loss on lease modification	998	1,063	—
Other non-cash expenses (benefits)	532	(263)	220
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,507)	(2,131)	(7,060)
Income taxes receivable	217	4,685	(174)
Recoverable taxes	14,596	(12,965)	(11,392)
Current contract assets	(6,742)	(11,430)	(894)
Operating lease right-of-use assets, net	(836)	438	(1,550)
Prepaid and other current assets	(8,232)	(1,253)	1,463
Accounts payable	2,539	(461)	1,833
Accrued liabilities and other	4,269	630	16,065
Income taxes payable	311	4,881	2,966
Deferred revenue	(732)	2,261	684
Other long-term assets	927	(5,721)	(1,274)
Other long-term liabilities	19	44	(90)
Net cash provided by operating activities	93,202	79,437	90,089
Cash flows from investing activities
Purchases of property and equipment	(18,139)	(17,570)	(13,780)
Purchases of intangible assets	(11,118)	(6,157)	(8,556)
Acquisitions, net of cash acquired	—	(98,694)	—
Return of deposits in escrow	299	—	—
Net cash used in investing activities	(28,958)	(122,421)	(22,336)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock	(13,171)	(20,489)	(11,976)
Repurchase of common stock	(30,038)	—	—
Exercise of stock options	2	12	72
Proceeds from issuance of common stock under employee stock purchase plan	2,358	2,382	1,681
Deferred acquisition payments	(57,073)	(1,000)	(1,450)
Repayments of borrowings from credit agreement	(338,625)	(3,500)	(3,500)
Proceeds from credit agreement	400,000	—	—
Payments for debt issuance costs	(4,078)	—	—
Net cash used in financing activities	(40,625)	(22,595)	(15,173)
Effect of exchange rate changes on cash and cash equivalents	3,022	(2,273)	1,621
Net increase (decrease) in cash and cash equivalents	26,641	(67,852)	54,201
Cash and cash equivalents
Beginning of period	85,196	153,048	98,847
End of period	$111,837	$85,196	$153,048

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$24,973	$28,690	$28,437
Cash paid for income taxes	$18,064	$12,772	$14,934
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$695	$24	$(378)
Right-of-use assets obtained in exchange for operating lease liabilities	$6,750	$2,628	$5,123
Non-cash consideration exchanged in business combinations	$—	$14,678	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI powered cybersecurity platform delivers business resilience to more than 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
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
•revenue recognition; and
•income taxes.
Foreign Currency Translation
The functional currency of our foreign subsidiaries is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”). We translate assets and liabilities for these subsidiaries at exchange rates in effect at the balance sheet date. We translate income and expense accounts for these subsidiaries at the average monthly exchange rates for the periods. We record resulting translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders' equity. We record gains and losses from currency transactions denominated in currencies other than the functional currency as other income (expense), net in our Consolidated Statements of Operations. Local currency transactions of international subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. The foreign currency transactional and re-measurement exchange gains and (losses) were $0.3 million, $(2.6) million, and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Cash and Cash Equivalents
All cash and cash equivalents included in the Consolidated Financial Statements are legally owned by N-able legal entities. We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, we have money market fund financial assets of $68.2 million and $44.0 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

and Note 7. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
Impairment of Goodwill, Intangible Assets and Long-lived Assets
Goodwill
Goodwill represents the amount of the purchase price in excess of the estimated fair value of net assets of businesses acquired in a business combination. Our goodwill was primarily derived from the take private transaction of SolarWinds in February 2016 and subsequent business combinations, where the purchase price exceeded the fair value of the net identifiable assets acquired. We test goodwill at least annually during the fourth quarter or sooner when circumstances indicate an impairment may exist. An impairment of goodwill is recognized when the carrying amount of a reporting unit exceeds its fair value. For purposes of the annual impairment test, we first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of the reporting unit is less than its carrying value we perform a quantitative goodwill impairment test by comparing the fair value of the reporting unit to its carrying amount. If the carrying value exceeds the fair value, an impairment loss is recognized for the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill in that reporting unit. We may also elect to bypass the qualitative assessment and perform a quantitative assessment.
In October 2025, we performed a quantitative assessment for our single reporting unit. For the quantitative assessment, we compared the fair value of the reporting unit to its carrying value. As of October 1, 2025, the fair value of the reporting unit exceeded its carrying value.
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
Long-Lived Assets
We evaluate the recoverability of our long-lived assets, including finite-lived intangible assets and other assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our finite-lived intangible assets are primarily related to assets acquired at the take private transaction of SolarWinds and subsequent business combinations. Events or changes in circumstances that could result in an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results,

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. In the event that the net book value of our long-lived assets exceeds the future undiscounted net cash flows attributable to such assets, an impairment charge would be required. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset or asset group exceeds the fair value of such asset or asset group. For the years ended December 31, 2025, 2024, and 2023, there were no indicators that our long-lived assets were impaired.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 7. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
Accounts Receivable
Accounts receivable represent trade receivables from customers when we have sold subscriptions for software-as-a-service (“SaaS”) offerings as well as subscription-based term licenses and from the sale of maintenance services associated with our perpetual license products and have not yet received payment. We present accounts receivable net of an allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. In doing so, we consider the current financial condition of the customer, the specific details of the customer account, the age of the outstanding balance and the current economic environment. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Our allowance for doubtful accounts was $4.1 million, $0.9 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Internal-Use Software Costs
We capitalize costs related to developing new functionality for our suite of products that are hosted and accessed by our customers on a subscription basis. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalized costs are recorded as part of other assets, net in our Consolidated Balance Sheets. Maintenance and training costs are expensed as incurred. Internal-use software costs are amortized on a straight-line basis over its estimated useful life, generally three years, and included in cost of revenue in the Consolidated Statements of Operations. There was an impairment to internal-use software costs of $0.4 million during the year ended December 31, 2025, and no impairments to internal-use software costs during the years ended December 31, 2024 and 2023.
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
The $3.1 million of cash paid on the acquisition date and $1.0 million of product delivery fees was deemed to be the total value of technology ready for its intended use as of the acquisition date and is being amortized over an estimated useful life of three years, beginning on the acquisition date. The $2.5 million of contingent consideration was deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the year ended December 31, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of December 31, 2025 and 2024, and no gains or losses on the contingent consideration were recognized during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding the contingent consideration liabilities.
We had $24.2 million and $18.8 million of net internal-use software costs capitalized as of December 31, 2025 and 2024, respectively. Amortization expense of internal-use software costs was $6.9 million, $5.3 million, and $3.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Debt Issuance Costs
Debt issuance costs for our secured credit facilities are presented as a deduction from the corresponding debt liability on our Consolidated Balance Sheets and amortized on an effective interest rate method over the term of the associated debt as interest expense in our Consolidated Statements of Operations. Amortization of debt issuance costs included in interest expense was $3.3 million, $1.6 million, and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 9. Debt for discussion of our secured credit facilities.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
•Allocate the transaction price. For contracts that contain multiple performance obligations, we allocate the transaction price of the contract to each distinct performance obligation based on a relative stand-alone selling price basis. Determining stand-alone selling prices for our performance obligations requires judgment and is based on multiple factors, primarily including historical selling prices and discounting practices for products and services. We review the stand-alone selling price for our performance obligations periodically and update, if needed, to ensure that the methodology utilized reflects our current pricing practices.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Our revenue consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Subscription revenue	$506,249	$458,961	$412,072
Other revenue	5,181	7,186	9,808
Total subscription and other revenue	$511,430	$466,147	$421,880

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
During the years ended December 31, 2025, 2024 and 2023, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue recognized at a point in time	$48,358	$62,318	$56,359
Revenue recognized over time	463,072	403,829	365,521
Total revenue recognized	$511,430	$466,147	$421,880
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred revenue activity for the years ended December 31, 2025 and 2024 was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(20,977)
Additional amounts deferred	35,137
Balance as of December 31, 2024	$26,973
Deferred revenue recognized	(34,656)
Additional amounts deferred	33,924
Balance as of December 31, 2025	$26,241
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative resulted in an increase in point in time subscription revenue during the years ended December 31, 2025 and 2024, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets during the years ended December 31, 2025 and 2024. Current contract assets were $19.5 million and $12.8 million as of December 31, 2025 and 2024, respectively. Non-current contract assets were $2.4 million and $3.7 million as of December 31, 2025 and 2024, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts under the Long-Term Contract Initiative, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $2.7 million and $1.7 million as of December 31, 2025 and 2024, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.3 million and $2.0 million as of December 31, 2025 and 2024, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $1.9 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to the following remaining performance obligations as of December 31, 2025:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$237,829	$178,249	$59,580	$—

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Cost of Revenue
Cost of Revenue. Cost of revenue consists of public cloud infrastructure and hosting fees, an allocation of overhead costs for our subscription revenue and maintenance services, royalty fees and personnel costs for technical support and our security operations center. We allocate facilities, depreciation, IT and benefits costs based on headcount.
Amortization of Acquired Technologies. Amortization of acquired technologies included in cost of revenue was $16.9 million, $3.5 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. We amortize to cost of revenue capitalized costs of technologies acquired in connection with business combinations, including the July 1, 2022 acquisition of Spinpanel B.V. (“Spinpanel”) and the November 20, 2024 acquisition of Adlumin.
Advertising
We expense advertising costs as incurred. Advertising expense is included in sales and marketing expenses in our Consolidated Statements of Operations.
Advertising expense was as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Advertising expense	$14,399	$15,031	$17,311

Leases
We lease facilities worldwide and certain equipment under non-cancellable lease agreements. During 2019, we adopted the new lease accounting guidance, FASB Accounting Standards Update No. 2016-02 “Leases,” or ASC 842. Under ASC 842, we evaluate if a contract is or contains a lease at inception of the contract. If we determine that a contract is or contains a lease, we determine the appropriate lease classification and recognize a right-of-use asset and lease liability at the commencement date of the lease based on the present value of fixed lease payments over the lease term reduced by lease incentives. To determine the present value of lease payments, we use an estimated incremental borrowing rate based on the interest rate a similar borrowing on a collateralized basis would incur based on information available on the lease commencement date as none of our leases provide an implicit rate. We generally base this discount rate on the interest rate incurred on our secured credit facilities, adjusted for considerations for the value, term and currency of the lease. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise those options.
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
The terms of some of our lease agreements provide for rental payments on a graduated basis. Operating lease costs are recognized on a straight-line basis over the lease term and recorded in the appropriate income statement line item based on the asset or a headcount allocation for office leases. Certain of our office leases require the payment of our proportionate share of common area maintenance or service charges. As we have elected to account for lease and non-lease components as a single lease component for our real estate leases, these costs are included in variable lease costs. In addition, certain of our leases may include variable payments based on measures that include changes in price indices or market interest rates which are included in variable lease costs and expensed as incurred. We had no finance leases as of and for the periods ended December 31, 2025 and 2024, respectively. See Note 6. Leases for additional information regarding our lease arrangements.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
We provide credit to distributors, resellers and direct customers in the normal course of business. We generally extend credit to new customers based upon industry reputation and existing customers based upon prior payment history. For the years ended December 31, 2025, 2024 and 2023, no distributor, reseller or direct customer represented a significant concentration of our revenue.
At December 31, 2025 and 2024, no distributor, reseller or direct customer represented a significant concentration of our outstanding accounts receivable balance. We do not believe that our business is substantially dependent on any distributor or that the loss of a distributor relationship would have a material adverse effect on our business.
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive (loss) income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2023	$4,409	$4,409
Other comprehensive loss before reclassification	(25,504)	(25,504)
Net current period other comprehensive loss	(25,504)	(25,504)
Balance as of December 31, 2024	$(21,095)	$(21,095)
Other comprehensive income before reclassification	54,789	54,789
Net current period other comprehensive income	54,789	54,789
Balance as of December 31, 2025	$33,694	$33,694
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of restricted stock units were granted during the year ended December 31, 2021. No stock option awards were granted during the year ended December 31, 2025. See Note 10. Stock-Based Compensation and Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the years ended December 31, 2025 and 2024 as a result of the Conversion.
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
Net (Loss) Income Per Share
We calculate basic and diluted net (loss) income per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. We compute basic net (loss) income per share available to common stockholders by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period. We compute diluted net income per share similarly to basic net income per share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock using the treasury stock method. The dilutive impact of employee equity awards is not applicable to the calculation of diluted net loss per share, as the effect would be anti-dilutive. Refer to Note 11. Earnings Per Share for additional information regarding the computation of net income per share.

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
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU No. 2023-09”) to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2024 and early adoption is permitted. We adopted this standard as of December 31, 2025. The adoption of the standard did not have a material impact on our consolidated financial statements and only impacted our disclosures. See Note 14. Income Taxes for disclosures related to the adoption of this standard.
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
The acquisition is intended to build upon our prior partnership with Adlumin providing extended detection and response (“XDR”) capabilities and managed detection and response (“MDR”) services, and allow us to incorporate Adlumin’s innovative technology with our industry-leading platform that combines security, unified endpoint management, and data protection solutions. We incurred net transaction related costs of $2.9 million during the year ended December 31, 2024, which are included in general and administrative expense. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the year ended December 31, 2025, measurement period adjustments resulted in an increase to goodwill of $0.1 million. The measurement period concluded as of November 19, 2025.
The following table summarizes the amounts recognized for the assets acquired and liabilities assumed:

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

(in thousands)
Current liabilities, net, including cash acquired of $52	$(9,071)
Property and equipment, net	182
Non-current liabilities, net	(4,754)
Identifiable intangible assets
Developed technology	74,800
Customer relationships	5,400
Trademarks	300
Goodwill	160,498
Total assets acquired, net	$227,355

The following table summarizes the total consideration for the assets acquired and liabilities assumed:

(in thousands)
Cash paid	$98,760
Settlement of pre-existing relationships	(312)
Deferred consideration	96,269
Equity consideration	14,678
Consideration payable in cash or equity	1,340
Contingent consideration	16,620
Total consideration, net	$227,355
The following table summarizes the fair value of the acquired identifiable intangible assets and weighted-average useful life by category:

	Fair Value	Weighted-Average Useful Life
	(in thousands)	(in years)
Developed technology	$74,800	5
Customer relationships	5,400	3
Trademarks	$300	2
Total identifiable intangible assets	$80,500

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
The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services. During the three months ended December 31, 2025, we paid $6.2 million in connection with the first anniversary of the closing date. Of the $120.0 million of deferred consideration, $45.5 million and $59.7 million are to be paid on the first and second anniversary dates of the closing, respectively, based upon the passage of time and were recorded at fair value as of the date of the transaction. During the three months ended December 31, 2025, we paid $45.5 million in connection with the first anniversary of the closing date.
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
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of December 31, 2024, the fair value of the deferred consideration was $98.1 million, resulting in the recognition of expense of $1.8 million for the year ended December 31, 2024. As of December 31, 2025, the fair value of the deferred consideration, net of payments of $51.7 million during the three months ended December 31, 2025, was $60.7 million, resulting in the recognition of expense of $14.3 million

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

for the year ended December 31, 2025. At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of December 31, 2024, the fair value of the contingent consideration was $14.1 million, resulting in the recognition of a gain of $2.6 million for the year ended December 31, 2024. During the three months ended June 30, 2025, we paid $5.4 million based upon the achievement of certain performance metrics against defined targets for the 2024 fiscal year. As of December 31, 2025, the fair value of the remaining contingent consideration of up to $15.0 million was $10.8 million, resulting in the recognition of expense of $2.1 million for the year ended December 31, 2025. See Note 7. Fair Value Measurements and Note 8. Accrued Liabilities and Other for additional information regarding the deferred and contingent consideration liabilities.
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

Spinpanel B.V.
On July 1, 2022, we completed the acquisition of all the outstanding equity of Spinpanel for a total consideration of up to approximately $20.0 million, including up to $10.0 million payable upon the achievement of certain revenue metrics through July 1, 2025. We funded the transaction with cash on hand. Goodwill and acquired identifiable intangible assets for this acquisition are not deductible for tax purposes. During the year ended December 31, 2023, a measurement period adjustment of $1.6 million was recorded to non-current deferred tax liabilities and goodwill. The measurement period concluded as of June 30, 2023. We recognized total assets, net of liabilities, of $14.4 million in connection with the acquisition of Spinpanel. The contingent consideration liability was re-evaluated at least quarterly, with the resulting gains and losses recognized within general and administrative expense in our Consolidated Statements of Operations. As of December 31, 2025 and 2024, there was no remaining contingent consideration liability. During the years ended December 31, 2024 and 2023, we recognized a gain of $3.7 million and $1.4 million, respectively, on the contingent consideration liability.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Goodwill and Intangible Assets
Goodwill
The following table reflects the changes in goodwill for the years ended December 31, 2025 and 2024:

(in thousands)
Balance as of December 31, 2023	$838,497
Acquisitions	160,362
Foreign currency translation and other adjustments	(21,846)
Balance as of December 31, 2024	977,013
Acquisition measurement period adjustments	136
Foreign currency translation and other adjustments	47,151
Balance as of December 31, 2025	$1,024,300
Intangible Assets
Intangible assets consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(in thousands)
Developed product technologies	$108,728	$(47,476)	$61,252	$107,165	$(29,509)	$77,656
Customer relationships	97,539	(94,139)	3,400	97,529	(92,318)	5,211
Trademarks	1,013	(879)	134	1,013	(730)	283
Total intangible assets	$207,280	$(142,494)	$64,786	$205,707	$(122,557)	$83,150
Intangible asset amortization expense was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Intangible asset amortization expense	$18,870	$3,798	$2,436
As of December 31, 2025, we estimate aggregate intangible asset amortization expense to be as follows:

Estimated Amortization
(in thousands)
2026	$18,925
2027	17,589
2028	14,978
2029	13,294
Total amortization expense	$64,786
The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets, future changes to expected asset lives of intangible assets and other events.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2025	2024

	(in thousands)
Servers, equipment and computers	$65,316	$61,090
Furniture and fixtures	6,277	5,919
Software	956	1,065
Leasehold improvements	22,681	23,613
	$95,230	$91,687
Less: Accumulated depreciation and amortization	(57,268)	(55,525)
Property and equipment, net	$37,962	$36,162
Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Depreciation and amortization	$18,358	$15,956	$15,228
6. Leases
We lease our offices and do not own any real estate. Our corporate headquarters is located in Burlington, Massachusetts. We lease office space domestically and internationally in various locations for our operations, including facilities located in Austin, Texas; Bucharest, Romania; Dundee, United Kingdom; Edinburgh, United Kingdom; Emmeloord, Netherlands; Lisbon, Portugal; Manila, Philippines; Minsk, Belarus; Morrisville, North Carolina; Ottawa, Canada; Sydney, Australia; Uster, Switzerland; Utrecht, Netherlands; Vienna, Austria; Warsaw, Poland; and Washington, D.C. Our leases are all classified as operating and have remaining terms of less than one year to 6.4 years.
The components of operating lease costs for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Operating lease costs	$7,378	$7,942	$6,804
Variable lease costs(1)	1,588	1,154	1,120
Short-term lease costs	156	263	221
Sublease income received	(1,001)	(690)	(488)
Total lease costs	$8,121	$8,669	$7,657
____________
(1)     Primarily includes common area maintenance and other service charges for leases in which we pay a proportionate share of those costs as we have elected to not separate lease and non-lease components for our office leases.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Maturities of our operating lease liabilities as of December 31, 2025 were as follows:

December 31, 2025
(in thousands)
2026	$9,012
2027	7,888
2028	7,349
2029	6,397
2030	5,325
Thereafter	5,855
Total minimum lease payments	41,826
Less: imputed interest	(5,339)
Present value of operating lease liabilities	$36,487
As of December 31, 2025, the weighted-average remaining lease term of our operating leases was 5.3 years and the weighted-average discount rate used in the calculation of our lease liabilities was 5.5%.
7. Fair Value Measurements
The following table summarizes the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of December 31, 2025 and 2024. See Note 3. Acquisitions, Note 8. Accrued Liabilities and Other and Note 15. Commitments and Contingencies for additional information regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the years ended December 31, 2025 and 2024.

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$68,205	$—	$—	$68,205
Liabilities:
Contingent consideration	$—	$—	$10,840	$10,840

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$43,976	$—	$—	$43,976
Liabilities:
Contingent consideration	$—	$—	$14,050	$14,050
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs:

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

(in thousands)
Balance as of December 31, 2023	$3,650
Acquisitions	16,620
Net gain recognized	(6,220)
Balance as of December 31, 2024	$14,050
Payments	(5,358)
Net expense recognized	2,148
Balance as of December 31, 2025	$10,840
As of December 31, 2025 and 2024, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 9. Debt for additional information regarding our debt.
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2025	2024

	(in thousands)
Payroll-related accruals	$28,572	$24,541
Value-added and other tax	7,857	9,314
Purchasing accruals	3,998	3,669
Accrued interest expense	2,659	2,394
Accrued professional fees	2,143	1,959
Accrued royalties	3,462	3,809
Consideration payable in cash or equity	120	1,218
Accrued other liabilities	6,945	4,153
Total accrued liabilities and other	$55,756	$51,057
9. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, Inc. (as guarantor) and N-able International Holdings II, Inc. (as borrower), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, Inc. is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, Inc. The Credit Agreement provided for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction-related expenses, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes.
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
On November 26, 2025, the parties entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2, among other things, (i) increased the aggregate principal amount under the Term Loan from $336.0 million to $400.0 million, (ii) extended the maturity of the Term Loan to November 26, 2032, (iii) extended the maturity of the $60.0 million Revolving Facility to November 26, 2030 and (iv) reduced the interest rate applicable to all borrowings under the Credit Facilities.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of the date of Amendment No. 2, existing unamortized discount and debt issuance costs were $4.1 million. We evaluated Amendment No. 2 on a lender-by-lender basis to determine whether the underlying loans were extinguished or amended and to determine the corresponding amount of existing and new discount and debt issuance costs to be expensed and deferred. In connection with this assessment, we expensed $1.3 million of the existing discount and debt issuance costs as interest expense during the year ended December 31, 2025, with the remaining $2.8 million deferred. Of the $6.0 million of new discount and debt issuance costs incurred in connection with Amendment No. 2, we expensed $1.9 million as interest expense during the year ended December 31, 2025, with the remaining $4.1 million deferred.
The following table summarizes information relating to our outstanding debt as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$400,000	6.59%	$338,625	7.53%
Revolving credit facility	—	—%	—	—%
Total principal amount	400,000		338,625
Unamortized discount and debt issuance costs	(6,127)		(5,519)
Total debt, net	393,873		333,106
Less: Current debt obligation	(4,000)		(3,500)
Long-term debt, net of current portion	$389,873		$329,606

Under the Credit Agreement, as amended by Amendment No. 2, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50%, subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margins described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00.
In addition to paying interest on loans outstanding under the Revolving Facility, we are required to pay a commitment fee of 0.375% per annum in respect of unused commitments thereunder, subject to a reduction to 0.25% per annum based on our first lien net leverage ratio.
The Term Loan requires quarterly repayments equal to 0.25% of the original principal amount. The final maturity dates of the Revolving Facility and Term Loan are November 26, 2030 and November 26, 2032, respectively.
The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: incur additional indebtedness; create liens; engage in mergers or consolidations; sell or transfer assets; pay dividends and distributions or repurchase our capital stock; make investments, loans, or advances; prepay certain junior indebtedness; engage in certain transactions with affiliates; and enter into negative pledge agreements. In addition, the Revolving Facility is subject to a financial covenant requiring compliance with a maximum first lien net leverage ratio of 7.50 to 1.00 at the end of each fiscal quarter, which will trigger when loans outstanding under the Revolving Facility exceed 40% of the aggregate commitments under the Revolving Facility. The Credit Agreement contains certain customary events of default, including, among others, failure to pay principal, interest or other amounts; inaccuracy of representations and warranties; violation of covenants; cross events of default; certain bankruptcy and insolvency events; certain ERISA events; certain undischarged judgments; and change of control.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2025, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the future minimum principal payments under Credit Agreement as of December 31, 2025:

(in thousands)
2026	$4,000
2027	4,000
2028	4,000
2029	4,000
2030	4,000
Thereafter	380,000
Total minimum principal payments	$400,000
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
Equity Incentive Awards
2021 Equity Incentive Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Equity Incentive Plan (the “2021 Plan”). It is intended to make available incentives that will assist us to attract, retain and motivate employees, including officers, consultants and directors. We may provide these incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units and other cash-based or stock-based awards. As of December 31, 2025, 18,200,707 shares were reserved for future grants under the 2021 Plan.
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
We have granted RSUs, PSUs, and stock options at exercise prices equal to the fair value of the underlying common stock at the time of grant, as determined by our board of directors on a contemporaneous basis. As of December 31, 2025, common

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

stock-based incentive awards of 9,382,263 shares were outstanding under the 2021 Plan, consisting of 41,323 stock options, 7,278,420 shares of RSUs, and 2,062,520 shares of PSUs.
Conversion of SolarWinds Equity Stock Awards
In connection with the Separation and Distribution, all of the outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards through the Conversion. As a result of the Conversion, 224,638 stock options, 91,477 shares of restricted common stock, and 2,207,824 shares of RSUs were granted during the year ended December 31, 2021. See Note 13. Relationship with Parent and Related Entities for information on the incremental compensation expense recognized during the years ended December 31, 2025, 2024, and 2023 as a result of the Conversion.
Stock-Based Compensation Expense
Stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was $46.6 million, $45.4 million and $43.6 million, respectively, as summarized below:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Cost of revenue	$1,687	$1,576	$1,348
Sales and marketing	16,301	14,938	14,706
Research and development	11,150	10,156	8,560
General and administrative	17,455	18,681	18,956
Total stock-based compensation expense	$46,593	$45,351	$43,570

The impact to our income before income taxes due to stock-based compensation expense and the related income tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Impact to income before income taxes due to stock-based compensation	$46,593	$45,351	$43,570
Income tax benefit related to stock-based compensation	2,099	1,528	1,334
Stock Option Awards
Stock option grant activity under the 2021 Plan was as follows during the year ended December 31, 2025:

	Number of Shares Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (in years)
Outstanding balances as of December 31, 2024	47,903	$0.60
Options exercised	(6,580)	0.34
Outstanding balances as of December 31, 2025	41,323	$0.64
Options exercisable as of December 31, 2025	41,323	$0.64	$283	1.1
Options vested and expected to vest as of December 31, 2025	41,323	$0.64	$283	1.1

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

No stock option awards have been granted since the year ended December 31, 2021, and no stock option awards have vested since the year ended December 31, 2023. No stock-based compensation expense related to stock option awards has been recognized since the year ended December 31, 2023.
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
As of December 31, 2025, there are no unvested stock options and no unrecognized stock-based compensation expense related to stock options subject to recognition in future periods.
Restricted Stock Units
The following table summarizes information about RSU activity under the 2021 Plan during the year ended December 31, 2025:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2024	6,646,030	$12.19	$62,074	1.2
Restricted stock units granted	4,852,914	9.71
Restricted stock units vested	(3,260,270)	12.17
Restricted stock units forfeited	(960,254)	11.09
Unvested balances as of December 31, 2025	7,278,420	$10.69	$54,443	1.2
The total fair value of RSUs vested during the year ended December 31, 2025 was $28.2 million. Of the total stock-based compensation expense of $46.6 million recognized during the year ended December 31, 2025, $9.7 million was related to RSUs granted during the year ended December 31, 2025. The total unrecognized stock-based compensation expense related to unvested RSUs and subject to recognition in future periods is $64.4 million as of December 31, 2025 and we expect to recognize this expense over a weighted-average period of 2.5 years.
Performance Stock Units
The following table summarizes information about PSU activity under the 2021 Plan during the year ended December 31, 2025:

	Number of Units Outstanding	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in thousands)	Weighted-Average Remaining Contractual Term (in years)
Unvested balances as of December 31, 2024	1,612,395	$11.84	$15,060	0.8
Performance stock units granted	1,535,443	8.93
Performance stock units vested	(721,464)	11.39
Performance stock units forfeited	(363,854)	12.28
Unvested balances as of December 31, 2025	2,062,520	$9.75	$15,428	0.9

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The total fair value of PSUs vested during the year ended December 31, 2025 was $7.2 million. Of the 1,535,443 PSUs granted during the year ended December 31, 2025, no shares represent adjustments resulting from the actual achievement of performance-based awards based on predefined performance targets. Of the total stock-based compensation expense of $46.6 million recognized during the year ended December 31, 2025, $5.2 million was related to PSUs granted during the year ended December 31, 2025. The total unrecognized stock-based compensation expense related to unvested PSUs and subject to recognition in future periods is $6.6 million as of December 31, 2025 and we expect to recognize this expense over a weighted-average period of 0.9 years.
Employee Stock Purchase Plan
In August 2021, our board of directors adopted and our stockholders approved our 2021 Employee Stock Purchase Plan (the “ESPP”). We reserved a total of 2,500,000 shares of our common stock available for sale under our ESPP, and 1,636,689 shares remained available for future issuance as of December 31, 2025.
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
Stock-based compensation expense related to our ESPP plan was $0.8 million, $0.7 million, and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
11. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Basic earnings per share:
Numerator:
Net (loss) income	$(17,032)	$30,958	$23,412
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	187,819	185,277	182,371
Basic earnings per share	$(0.09)	$0.17	$0.13

Diluted earnings per share:
Numerator:
Net (loss) income	$(17,032)	$30,958	$23,412
Denominator:
Weighted-average shares used in computing basic earnings per share	187,819	185,277	182,371
Add dilutive impact of employee equity plans	—	3,149	3,609
Weighted-average shares used in computing diluted earnings per share	187,819	188,426	185,980
Diluted earnings per share	$(0.09)	$0.16	$0.13

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the year ended December 31, 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Year Ended December 31,
	2024	2023

	(in thousands)
Restricted stock units	19	30
Total anti-dilutive shares	19	30
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
401(k) plan expense	$2,563	$1,886	$1,855
Pension Plans
Our eligible employees outside the United States participate in defined contribution and defined benefit pension plans, as applicable. These plans are administered in accordance with the applicable local laws and regulations. Our expense related to the pension plans was as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Defined contribution plan expense	$4,916	$4,843	$3,963
Defined benefit plan expense	882	644	147
Total pension plan expense	$5,798	$5,487	$4,110

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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. For the years ended December 31, 2025, 2024, and 2023, we recognized less than $0.1 million, $0.2 million, and $1.0 million, respectively, of incremental expense in connection with the Conversion. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the years ended December 31, 2025, 2024, and 2023, respectively.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two year initial term, and each agreement was renewed for an additional two year term during the year ended December 31, 2023. We

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

earned $2.1 million, $1.8 million, and $1.7 million of revenue and incurred $0.2 million, $0.2 million, and $0.2 million of costs under the Software OEM Agreements during the years ended December 31, 2025, 2024, and 2023, respectively.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the years ended December 31, 2025, 2024, and 2023, respectively.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the years ended December 31, 2025, 2024, and 2023, respectively.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the years ended December 31, 2025, 2024, and 2023, respectively.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. We earned less than $0.1 million and $0.2 million of revenue and incurred $0.1 million and $0.2 million of costs under the Software Cross License Agreement during the years ended December 31, 2024 and 2023, respectively. No revenue was earned and no costs were incurred under the Software Cross License Agreement during the year ended December 31, 2025.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.6 million, $0.6 million, and $0.7 million under the Sublease Agreement during the years ended December 31, 2025, 2024, and 2023, respectively.
Other Related Party Transactions
Beginning in August 2025, through a third party, we engaged the brother-in-law of our chief executive officer as a consultant to provide AI strategy advising services. We incurred costs of $0.2 million under this engagement during the year ended December 31, 2025, with payments of less than $0.1 million due as of December 31, 2025.
Due to and from Affiliates
There were no amounts due to or from SolarWinds as of December 31, 2025 and 2024, respectively.
14. Income Taxes
During the three months ended December 31, 2025, we adopted ASU No. 2023-09 on a prospective basis beginning with the year ended December 31, 2025. In accordance with the adoption of ASU No. 2023-09, we have included the required additional disclosures for the year ended December 31, 2025. Prior period disclosures have not been retrospectively adjusted

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

and may not be comparable to the current period presentation under the new standard. See Note 2. Summary of Significant Accounting Policies for additional information regarding ASU No. 2023-09.

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
U.S.	$(55,495)	$(37,160)	$(26,289)
International	57,886	91,430	70,615
Income before income taxes	$2,391	$54,270	$44,326
Income tax expense was composed of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$—	$682	$—
State	375	250	250
International	22,636	24,958	21,152
	23,011	25,890	21,402
Deferred:
Federal	—	(1,561)	—
State	(3)	—	—
International	(3,585)	(1,017)	(488)
	(3,588)	(2,578)	(488)
Income tax expense	$19,423	$23,312	$20,914

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025
	(in thousands, except percentages)
Income before income taxes	$2,391
	Income Tax Expense	As a Percentage of Income Before Taxes
U.S. - Federal:	$502	21.0%
Nontaxable and Nondeductible Items:
Nondeductible executive compensation	2,154	90.1%
Nondeductible legal and transaction costs	2,317	96.9%
Prior period adjustments	125	5.2%
Other nondeductible expense	220	9.2%
Share-Based Payment Awards:	1,019	42.6%
Cross-Border Tax Laws:
Global intangible low-taxed income	405	16.9%
Changes in Valuation Allowance:	5,485	229.4%
U.S. - State and Local Income Taxes, Net of Federal Effect (1):	250	10.5%
Foreign Tax Effects:
Canada
Statutory income tax rate differential	632	26.4%
Nondeductible share-based payment awards	2,014	84.2%
Research credits	(550)	(23.0)%
Prior period adjustments	321	13.4%
Other	73	3.1%
Netherlands
Statutory income tax rate differential	1,270	53.1%
Nondeductible share-based payment awards	337	14.1%
Prior period adjustments	(1,324)	(55.4)%
Changes in valuation allowance	500	20.9%
Other	18	0.8%
United Kingdom
Statutory income tax rate differential	537	22.5%
Nondeductible share-based payment awards	408	17.1%
Nondeductible license fee	657	27.5%
Prior period adjustments	861	36.0%
Other	249	10.4%
Other Foreign Jurisdictions
Statutory income tax rate differential	160	6.7%
Nondeductible share-based payment awards	179	7.5%
Prior period adjustments	360	15.1%
Other	244	10.2%
Income Tax Expense	$19,423	812.3%
_____________________
(1) State taxes in Massachusetts, New Jersey, and California made up the majority (greater than 50 percent) of the tax effect in this category in 2025.

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Expense derived by applying the federal statutory income tax rate to income before income taxes	$11,396	$9,308
State taxes, net of federal benefit	250	250
Research and experimentation tax credits	(550)	—
Global intangible low-taxed income	—	(49)
Withholding tax	—	79
Transaction costs	1,024	399
Non-taxable change in contingent consideration liability	(1,480)	—
Non-deductible executive compensation	3,155	2,099
Valuation allowance for deferred tax assets	3,737	2,867
Stock-based compensation	1,301	2,569
Meals and entertainment	328	224
Effect of foreign operations	4,317	2,328
Other	(166)	840
Income tax expense	$23,312	$20,914
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,187	$392
Accrued expenses	76	17
Net operating loss	18,159	14,763
Stock-based compensation	4,206	3,876
Interest expense	9,046	4,292
Deferred revenue	162	635
Capitalized research and development expense	30	2,599
Leases	788	782
Other credits	240	22
Total deferred tax assets	33,894	27,378
Valuation allowance	(14,049)	(7,764)
Deferred tax assets, net of valuation allowance	19,845	19,614
Deferred tax liabilities:
Property and equipment	1,880	1,578
Prepaid expenses	1,161	983
Leases	1,461	1,271
Unrealized exchange loss	12	36
Intangibles	12,766	17,168
Total deferred tax liabilities	17,280	21,036
Net deferred tax asset (liability)	$2,565	$(1,422)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Total cash paid for income taxes, net of refunds, is as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025
	(in thousands, except percentages)
Payments	$19,455	108%
Refunds	(1,391)
Total payments, net of refunds	$18,064
		As a Percentage of Total Payments, Net of Refunds
U.S. payments, net of refunds	$74	0.4%
Foreign payments, net of refunds
Canada	$2,498	13.8%
Netherlands	6,605	36.6%
United Kingdom	7,650	42.3%
Other	1,237	6.8%
	$17,990	99.6%
Total payments, net of refunds	$18,064	100.0%

As of December 31, 2025 and 2024, we have federal and state net operating loss carryforwards of approximately $75.9 million and $60.0 million, respectively. These net operating loss carryforwards begin to expire in 2029. Pursuant to the Separation and Distribution that occurred on July 19, 2021, all pre-Separation and Distribution combined state net operating losses remain with SolarWinds.
As of December 31, 2025 and 2024, we have foreign net operating loss carry forwards of approximately $6.3 million, which can be carried forward indefinitely.
We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. During the year ended December 31, 2025, we recorded additional valuation allowance of $5.8 million in the U.S. and $0.5 million outside the U.S. During the year ended December 31, 2024, we recorded additional valuation allowance of $2.4 million in the U.S. and $0.5 million outside the U.S. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets. On July 4, 2025, the President signed into law H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”). Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (IRC) Section 174, extension of bonus depreciation, the restoration of an EBITDA-based interest limitation deduction, and revisions to international tax regimes. The overall financial statement impact of the OBBBA is not material.
The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we will recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we did not incur a global intangible low-taxed income, or GILTI, liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As a result of the Tax Act, our accumulated foreign earnings as of December 31, 2017 and 2018 have been subjected to U.S. tax. Moreover, all future foreign earnings will be subject to a new territorial tax system and dividends received deduction regime in the U.S. In 2024, the Company decided that it would no longer permanently reinvest the majority of its undistributed earnings in non-US subsidiaries. Since these undistributed earnings had been previously taxed under the Tax Act, the impact of changing our assertion related to the undistributed earnings of our foreign subsidiaries did not have a material impact to our financial statements. As of December 31, 2025, we continued our permanent reinvestment assertion in only four foreign jurisdictions. The undistributed earnings of these four foreign subsidiaries of approximately $21.9 million are permanently reinvested outside the U.S. Accordingly, no provision for foreign withholding tax, foreign exchange gain/loss, or state income taxes associated with a distribution of these

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

earnings has been made. Determination of the amount of the unrecognized deferred tax liability on these unremitted earnings is not material to our financial statements.
As of December 31, 2025, we do not have any accrued interest and penalties related to unrecognized tax benefits.
We had no gross unrecognized tax benefits as of December 31, 2025 and 2024, respectively, and there were no changes in the balances of our gross unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023, respectively. We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750.0 million. Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750.0 million and as such are not subject to the Pillar Two rules.
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
Commitments as a Result of Acquisitions
On December 14, 2022, we completed the acquisition of certain assets, primarily in the form of intellectual property, from a third party for a total consideration of up to $6.5 million, including $3.1 million of cash paid on the acquisition date, $1.0 million of product delivery fees, and up to $2.5 million payable upon the achievement of certain software engineering and knowledge transfer milestones as of September 1, 2023, and December 1, 2023. The total consideration of $6.5 million has been capitalized as costs to obtain internal-use computer software from third parties and will be amortized over an estimated useful life of three years, beginning when the related technology is deemed ready for its intended use, in accordance with our policy for the capitalization of internal-use software costs. The $2.5 million of contingent consideration is deemed to be the total value of technology not ready for its intended use as of the acquisition date. During the year ended December 31, 2023, $1.5 million of cash was paid due to the achievement of two of the software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. During the year ended December 31, 2024, $1.0 million of cash was paid due to the achievement of the final software engineering and knowledge transfer milestones, with the related technology deemed ready for its intended use. There is no remaining contingent consideration related to this acquisition as of December 31, 2025, and no gains or losses on the contingent consideration were recognized during the years ended December 31, 2025, 2024 and 2023, respectively. See Note 2. Summary of Significant Accounting Policies and Note 8. Accrued Liabilities and Other for additional information regarding the contingent consideration liabilities.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

metrics, are reviewed at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we consider ourselves to be in a single operating and reportable segment structure.
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income, as presented in our Consolidated Statements of Operations, among other metrics. Segment asset information is not reported to the CODM. Our CODM uses consolidated net income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income includes depreciation expense of $18.4 million, $16.0 million, and $15.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, and amortization expense of $25.7 million, $9.8 million, and $6.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. The following tables set forth revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
United States, country of domicile	$253,877	$224,514	$205,836
United Kingdom	52,198	48,730	43,196
All other international	205,355	192,903	172,848
Total revenue	$511,430	$466,147	$421,880

Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of December 31, 2025 and 2024, respectively. The following tables set forth net long-lived assets by geographic area:

	December 31,
	2025	2024

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,686	$11,032
Switzerland	12,264	14,998
United Kingdom	5,724	2,668
All other international	8,288	7,464
Total long-lived assets, net	$37,962	$36,162

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charge to Expense	Charge to Other Accounts	Deductions (Write-Offs, Net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2023	$1,330	$4,323	$—	$(4,482)	$1,171
Year ended December 31, 2024	1,171	3,880	—	(4,165)	886
Year ended December 31, 2025	886	9,153	—	(5,980)	4,059

Tax valuation allowances:
Year ended December 31, 2023	$3,637	$2,867	$—	$(1,591)	$4,913
Year ended December 31, 2024	4,913	4,412	—	(1,561)	7,764
Year ended December 31, 2025	7,764	6,285	—	—	14,049