Form 10-Q
period 2026-03-31
N-able, Inc.
filed 2026-05-07
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On May 4, 2026, 188,378,290 shares of common stock, par value $0.001 per share, were outstanding.

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
•our ability to successfully incorporate AI-powered features into our solutions, market and sell any AI-powered solutions we develop, garner increased market share projected for AI-powered solutions, and realize efficiencies from the internal use of AI tools, as well as other risks related to our use of AI;
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
•our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$117,812	$111,837
Accounts receivable, net of allowances of $4,232 and $4,059 as of March 31, 2026 and December 31, 2025, respectively	46,062	50,342
Income tax receivable	3,172	3,432
Recoverable taxes	6,126	9,807
Current contract assets	14,248	19,528
Prepaid and other current assets	23,556	21,494
Total current assets	210,976	216,440
Property and equipment, net	37,786	37,962
Operating lease right-of-use assets	35,113	28,666
Deferred taxes	4,262	4,412
Goodwill	1,014,665	1,024,300
Intangible assets, net	59,988	64,786
Other assets, net	32,526	33,340
Total assets	$1,395,316	$1,409,906
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,729	$8,999
Accrued liabilities and other	40,298	55,756
Current contingent consideration	10,253	10,840
Current deferred consideration	62,363	60,720
Current operating lease liabilities	6,359	7,203
Income taxes payable	9,717	9,803
Current portion of deferred revenue	20,677	24,494
Current debt obligation	4,000	4,000
Total current liabilities	167,396	181,815
Long-term liabilities:
Deferred revenue, net of current portion	1,358	1,747
Non-current deferred taxes	1,724	1,847
Non-current operating lease liabilities	36,203	29,284
Long-term debt, net of current portion	389,099	389,873
Other long-term liabilities	705	685
Total liabilities	596,485	605,251
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 192,154,445 and 190,459,837 shares issued, and 188,378,290 and 186,683,682 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	191	190
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 3,776,155 shares as of March 31, 2026 and December 31, 2025	(30,000)	(30,000)
Additional paid-in capital	754,422	746,599
Accumulated other comprehensive income	20,661	33,694
Retained earnings	53,557	54,172
Total stockholders' equity	798,831	804,655
Total liabilities and stockholders' equity	$1,395,316	$1,409,906

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription and other revenue	$133,675	$118,197
Cost of revenue:
Cost of revenue	27,510	23,511
Amortization of acquired technologies	4,241	4,167
Total cost of revenue	31,751	27,678
Gross profit	101,924	90,519
Operating expenses:
Sales and marketing	42,586	40,404
Research and development	26,138	23,884
General and administrative	20,247	23,908
Amortization of acquired intangibles	496	499
Total operating expenses	89,467	88,695
Operating income	12,457	1,824
Other expense, net:
Interest expense, net	(7,589)	(7,071)
Other (expense) income, net	(683)	1,385
Total other expense, net	(8,272)	(5,686)
Income (loss) before income taxes	4,185	(3,862)
Income tax expense	4,800	3,300
Net loss	$(615)	$(7,162)
Net loss per share:
Basic loss per share	$(0.00)	$(0.04)
Diluted loss per share	$(0.00)	$(0.04)
Weighted-average shares used to compute net loss per share:
Shares used in computation of basic loss per share:	187,546	188,234
Shares used in computation of diluted loss per share:	187,546	188,234
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(615)	$(7,162)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13,033)	16,425
Other comprehensive (loss) income	(13,033)	16,425
Comprehensive (loss) income	$(13,648)	$9,263
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2025	190,460	$190	(3,776)	$(30,000)	$746,599	$33,694	$54,172	$804,655
Net loss	—	—	—	—	—	—	(615)	(615)
Foreign currency translation adjustment	—	—	—	—	—	(13,033)	—	(13,033)
Exercise of stock options	2	—	—	—	3	—	—	3
Restricted stock units issued, net of shares withheld for taxes	1,436	1	—	—	(4,604)	—	—	(4,603)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	257	—	—	—	1,177	—	—	1,177
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,247	—	—	11,247
Balance as of March 31, 2026	192,155	$191	(3,776)	$(30,000)	$754,422	$20,661	$53,557	$798,831

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2024	187,529	$187	—	$—	$708,992	$(21,095)	$71,204	$759,288
Net loss	—	—	—	—	—	—	(7,162)	(7,162)
Foreign currency translation adjustment	—	—	—	—	—	16,425	—	16,425
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	1,271	1	—	—	(7,712)	—	—	(7,711)
Issuance of stock	102	—	—	—	1,107	—	—	1,107
Issuance of stock under employee stock purchase plan	152	—	—	—	1,296	—	—	1,296
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	11,855	—	—	11,855
Balance as of March 31, 2025	189,060	$188	—	$—	$715,540	$(4,670)	$64,042	$775,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(615)	$(7,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,356	10,417
Provision for doubtful accounts	173	60
Stock-based compensation expense	11,051	11,669
Deferred taxes	(13)	20
Amortization of debt issuance costs and discounts	226	390
Loss (gain) on foreign currency exchange rates	1,146	(783)
(Gain) loss on contingent consideration	(587)	700
Deferred consideration expense	1,643	3,688
Loss (gain) on lease modification	11	(413)
Other non-cash expenses	1	141
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	4,104	268
Income taxes receivable	243	(89)
Recoverable taxes	3,601	12,420
Current contract assets	5,280	2,859
Operating lease right-of-use assets, net	(408)	(365)
Prepaid expenses and other current assets	(2,111)	(6,698)
Accounts payable	1,496	(2,710)
Accrued liabilities and other	(14,956)	(3,901)
Income taxes payable	(1,100)	349
Deferred revenue	(4,207)	(558)
Other long-term assets	1,117	(661)
Other long-term liabilities	20	36
Net cash provided by operating activities	17,471	19,677
Cash flows from investing activities
Purchases of property and equipment	(1,687)	(3,288)
Purchases of intangible assets and other	(2,552)	(2,788)
Net cash used in investing activities	(4,239)	(6,076)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(4,604)	(7,712)
Exercise of stock options	3	2
Proceeds from issuance of common stock under employee stock purchase plan	1,177	1,296
Repayments of borrowings under Credit Agreement	(1,000)	(875)
Net cash used in financing activities	(4,424)	(7,289)
Effect of exchange rate changes on cash and cash equivalents	(2,833)	2,582
Net increase in cash and cash equivalents	5,975	8,894
Cash and cash equivalents
Beginning of period	111,837	85,196
End of period	$117,812	$94,090
Supplemental disclosure of cash flow information
Cash paid for interest	$6,856	$6,447
Cash paid for income taxes	$5,592	$2,157
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$3,020	$29
Right-of-use assets obtained in exchange for operating lease liabilities	$7,802	$3,338

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI-powered cybersecurity platform delivers business resilience to more than 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
2. Summary of Significant Accounting Policies
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, referred to as our “2025 Annual Report.”
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
•revenue recognition; and
•income taxes.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” (“ASU No. 2025-05”) to introduce a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The updated guidance is effective for public companies for fiscal years beginning after December 15, 2025 and early adoption is permitted. We adopted this standard as of January 1, 2026 and elected the practical expedient. The adoption of the standard did not have a material impact on our consolidated financial statements.
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
Money Market Fund Financial Assets
As of March 31, 2026 and December 31, 2025, we have money market fund financial assets of $68.8 million and $68.2 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying amounts reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income

	(in thousands)
Balance as of December 31, 2025	$33,694	$33,694
Other comprehensive loss before reclassification	(13,033)	(13,033)
Amount reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(13,033)	(13,033)
Balance as of March 31, 2026	$20,661	$20,661
Revenue
Our revenue consists of the following:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Subscription revenue	$132,459	$116,849
Other revenue	1,216	1,348
Total subscription and other revenue	$133,675	$118,197
During the three months ended March 31, 2026 and 2025, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue recognized at a point in time	$7,636	$10,124
Revenue recognized over time	126,039	108,073
Total revenue recognized	$133,675	$118,197

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
The following table reflects the changes in our total deferred revenue balance for the three months ended March 31, 2026:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2025	$26,241
Deferred revenue recognized	(9,764)
Additional amounts deferred	5,558
Balance as of March 31, 2026	$22,035
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. Current contract assets were $14.2 million and $19.5 million as of March 31, 2026 and December 31, 2025, respectively. Non-current contract assets were $1.0 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $3.0 million and $2.7 million as of March 31, 2026 and December 31, 2025, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.2 million and $2.3 million as of March 31, 2026 and December 31, 2025, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.7 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of March 31, 2026, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$240,050	$179,225	$59,952	$873

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Cost of Revenue
Amortization of Acquired Technologies. During the three months ended March 31, 2026 and 2025, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Amortization of acquired technologies	$4,241	$4,167
3. Acquisitions
Adlumin, Inc.
On November 20, 2024, we acquired Adlumin, Inc. (“Adlumin”) a Washington, D.C. based enterprise-grade security operations platform provider. The aggregate consideration payable at closing of the transaction included $98.7 million in cash and the issuance of up to 1,570,762 shares of our common stock. Additionally, the former Adlumin shareholders have the right to receive $120.0 million in cash in installments of $52.5 million and $67.5 million on the first and second anniversaries of the closing date, respectively, and up to an aggregate of $30.0 million in potential cash earn-out payments payable in 2025 and 2026 based upon the achievement of certain performance metrics against defined targets for the 2024 and 2025 fiscal years.
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
The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. These amounts are accounted for as compensation expense for post-combination services. During the year ended December 31, 2025, we paid $6.2 million of such amounts in connection with the first anniversary of the closing date. Of the $120.0 million of deferred consideration, $45.5 million and $59.7 million are to be paid on the first and second anniversary dates of the closing, respectively, based upon the passage of time and were recorded at fair value as of the date of the transaction. During the year ended December 31, 2025, we paid $45.5 million of such amounts in connection with the first anniversary of the closing date.
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of March 31, 2026, the fair value of the deferred consideration, net of payments of $51.7 million, was $62.4 million, resulting in the recognition of expense of $1.7 million for the three months ended March 31, 2026.
At the date of acquisition, the fair value of the contingent consideration was $16.6 million. As of March 31, 2026, the fair value of the remaining contingent consideration of up to $15.0 million, net of payments of $5.4 million, was $10.3 million, resulting in the recognition of a gain of $0.6 million for the three months ended March 31, 2026.
See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The following table reflects the changes in goodwill for the three months ended March 31, 2026:

(in thousands)
Balance as of December 31, 2025	$1,024,300
Acquisitions	—
Foreign currency translation and other adjustments	(9,635)
Balance as of March 31, 2026	$1,014,665
A significant portion of our assets consists of goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired in business combinations and was primarily derived from the take‑private transaction of SolarWinds in February 2016 and subsequent acquisitions. We test goodwill for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate that an impairment may exist. An impairment is recognized when the carrying amount of our reporting unit exceeds its estimated fair value. No goodwill impairment has been recorded during the three months ended March 31, 2026 and 2025.
During the three months ended March 31, 2026, we experienced a significant decline in our stock price. A continued and sustained decline in our stock price, when considered in conjunction with other relevant qualitative factors, could indicate a reduction in fair value below the carrying value of our reporting unit and require an interim goodwill impairment analysis. Any resulting goodwill impairment charge could have a material adverse impact on our results of operations. Throughout the remainder of fiscal 2026, the Company will monitor changes to its stock price, in addition to other qualitative factors, to determine if an interim impairment test is required.
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. We recognized no incremental expense in connection with the Conversion during the three months ended March 31, 2026, and less than $0.1 million of incremental expense during three months ended March 31, 2025. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the three months ended March 31, 2026 and 2025.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for additional two-year terms during each of the years ended December 31, 2023 and December 31, 2025. We earned $0.5 million of revenue during each of the three months ended March 31, 2026 and 2025, respectively, and incurred less than $0.1 million of costs during each of the three months ended March 31, 2026 and 2025, respectively under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three months ended March 31, 2026 and 2025.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three months ended March 31, 2026 and 2025.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three months ended March 31, 2026 and 2025.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. Under the Software Cross License Agreement, we earned no revenue during the three months ended March 31, 2026 and 2025, and incurred no costs and less than $0.1 million of costs during the three months ended March 31, 2026 and 2025, respectively.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. We incurred operating lease costs of $0.2 million under the Sublease Agreement during each of the three months ended March 31, 2026 and 2025.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of March 31, 2026 and December 31, 2025. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three months ended March 31, 2025.

	Fair Value Measurements as of March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$68,812	$—	$—	$68,812
Liabilities:
Contingent consideration	$—	$—	$10,253	$10,253

	Fair Value Measurements as of December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$68,205	$—	$—	$68,205
Liabilities:
Contingent consideration	$—	$—	$10,840	$10,840
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Beginning balance	$10,840	$14,050
Net (gains) losses recognized	(587)	700
Ending balance	$10,253	$14,750

As of March 31, 2026 and December 31, 2025, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	March 31,	December 31,
	2026	2025

	(in thousands)
Payroll-related accruals	$17,167	$28,572
Value-added and other tax	5,216	7,857
Purchasing accruals	5,269	3,998
Accrued interest expense	2,408	2,659
Accrued professional fees	2,055	2,143
Accrued royalties	1,720	3,462
Consideration payable in cash or equity	120	120
Accrued other liabilities	6,343	6,945
Total accrued liabilities and other	$40,298	$55,756
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, LLC (as guarantor) and N-able International Holdings II, LLC (as borrower), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, LLC is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, LLC. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
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
On November 26, 2025, the parties entered into Amendment No. 2 (“Amendment No. 2”) to the Credit Agreement. Amendment No. 2, among other things, (i) increased the aggregate principal amount under the Term Loan from $336.0 million to $400.0 million, (ii) extended the maturity of the Term Loan to November, 26, 2032, (iii) extended the maturity of the $60.0 million Revolving Facility to November 26, 2030 and (iv) reduced the interest rate applicable to all borrowings under the Credit Facilities.
As of the date of Amendment No. 2, existing unamortized discount and debt issuance costs were $4.1 million. Following a lender-by-lender extinguishment assessment, a portion of these costs was expensed, with the remaining balance deferred. The Company also incurred new discount and debt issuance costs in connection with the refinancing, portions of which were deferred and are being amortized over the term of the Credit Facilities.
The following table summarizes information relating to our outstanding debt as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$399,000	6.42%	$400,000	6.59%
Revolving credit facility	—	—%	—	—%
Total principal amount	399,000		400,000
Unamortized discount and debt issuance costs	(5,901)		(6,127)
Total debt, net	393,099		393,873
Less: Current debt obligation	(4,000)		(4,000)
Long-term debt, net of current portion	$389,099		$389,873

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Under the Credit Agreement, as amended, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50%, subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margin described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00.
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
As of March 31, 2026 and December 31, 2025, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of March 31, 2026:

(in thousands)
2026	$3,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	384,000
Total minimum principal payments	$399,000

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Earnings Per Share
Basic and Diluted Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Basic earnings per share
Numerator:
Net loss	$(615)	$(7,162)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	187,546	188,234
Basic earnings per share	$0.00	$(0.04)

Diluted earnings per share
Numerator:
Net loss	$(615)	$(7,162)
Denominator:
Weighted-average shares used in computing basic earnings per share	187,546	188,234
Add dilutive impact of employee equity plans	—	—
Weighted-average shares used in computing diluted earnings per share	187,546	188,234
Diluted earnings per share	$0.00	$(0.04)
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025, as the effect would have been anti-dilutive.
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
Share Repurchase Program
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. We repurchased no shares during the three months ended March 31, 2026. As of March 31, 2026, we are authorized to repurchase a remaining $45.0 million of our common stock under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

10. Income Taxes
For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $4.8 million and $3.3 million, respectively, resulting in an effective tax rate of 114.7% and (85.4)%, respectively. The increase in the effective tax rate for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase in income taxes on income outside of the United States, partially offset by a decrease in the amount of unbenefited loss in the United States.
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
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2026, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2021 through 2025 tax years generally remain open and subject to examination by federal, state and foreign tax authorities. We are currently under examination by the IRS for the tax years 2013 through the period ending February 2016. A Form 870-AD was signed with the Internal Revenue Service on January 22, 2025 related to tax years 2013 through the period ending February 2016. During the three months ended March 31, 2021, we finalized a settlement agreement with the IRS for the tax years 2011 to 2012. We are currently under audit by the Massachusetts Department of Revenue for the 2015 through February 2016 tax years, and the Texas Comptroller for the 2015 through 2018 tax years. We are currently under audit by the Canada Revenue Agency (“CRA”) for the tax years 2021 and 2022.
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
Commitments as a Result of Acquisitions
See Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 7. Accrued Liabilities and Other for further details regarding our deferred and contingent consideration liabilities related to the November 20, 2024 acquisition of Adlumin.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income, as presented in our Consolidated Statements of Operations, among other metrics. Segment asset information is not reported to the CODM. Our CODM uses consolidated net income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income includes depreciation expense of $4.8 million and $4.2 million and amortization expense of $6.6 million and $6.2 million for the three months ended March 31, 2026 and 2025, respectively,
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three months ended March 31, 2026 and 2025, respectively. The following tables set forth revenue by geographic area:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Revenue
United States, country of domicile	$64,777	$60,509
United Kingdom	13,877	11,832
All other international	55,021	45,856
Total revenue	$133,675	$118,197
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of March 31, 2026 and December 31, 2025, respectively. The following tables set forth net long-lived assets by geographic area:

	March 31,	December 31,
	2026	2025

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,767	$11,686
Switzerland	10,896	12,264
United Kingdom	6,390	5,724
All other international	8,733	8,288
Total long-lived assets, net	$37,786	$37,962

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries (“Company”, “we,” “us” and “our”), protects businesses from evolving cyberthreats. Our AI powered cybersecurity platform delivers business resilience to more than 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
First Quarter Financial Highlights
Revenue
Our total revenue was $133.7 million and $118.2 million for the three months ended March 31, 2026 and 2025, respectively. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services.
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of March 31, 2026 was $548.0 million, compared to $492.7 million as of March 31, 2025, representing an increase of 11.2%. This increase was primarily due to steady demand for our solutions.
As of March 31, 2026, we had 2,710 customers with ARR over $50,000 on our platform, up from 2,398 as of March 31, 2025, representing an increase of 13.0%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 58% of our total ARR as of March 31, 2025 to approximately 62% of our total ARR as of March 31, 2026.
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
Profitability
Our operating income for the three months ended March 31, 2026 was $12.5 million, compared to operating income of $1.8 million for the three months ended March 31, 2025. Our net loss for the three months ended March 31, 2026 was $0.6 million, compared to net loss of $7.2 million for the three months ended March 31, 2025. The decrease in net loss for the three months ended March 31, 2026 was primarily due to an increase in revenue and a decrease in general and administrative expense, offset in part by increases in cost of revenue, other expense, net, research and development expense, sales and marketing expense, income tax expense, and amortization of developed technologies. Our Adjusted EBITDA, calculated as net loss of $0.6 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively, excluding amortization of acquired intangibles and developed technology of $6.6 million and $6.2 million, respectively, depreciation expense of $4.8 million and $4.2 million, respectively, income tax expense of $4.8 million and $3.3 million, respectively, interest expense, net of $7.6 million and $7.1 million, respectively, unrealized foreign currency losses (gains) of $1.1 million and $(0.8) million, respectively, transaction related costs of $0.2 million and $6.3 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $11.8 million and $12.7 million, respectively, and restructuring costs and other of $0.5 million and $(0.1) million, respectively, was $36.7 million and $31.6 million for the three months ended March 31, 2026 and 2025, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.

Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended March 31, 2026 and 2025, cash flows from operations were $17.5 million and $19.7 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.9 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively, and cash payments for income taxes of $5.6 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,863, 1,852, and 1,800 as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively. Our stock-based compensation expense decreased during the three months ended March 31, 2026 as compared to the corresponding period of the prior fiscal year primarily due a decrease in the fair value of equity awards granted to employees as a result of a decline in our stock price during the three months ended March 31, 2026. We expect stock-based compensation expense to continue to decrease during the remainder of the year ending December 31, 2026.
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
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the late July 1, 2022 acquisition of Spinpanel and the November 20, 2024 acquisition of Adlumin. Amortization related to the take private transaction of SolarWinds concluded during the three months ended March 31, 2023.
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
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$132,459	99.1%	$116,849	98.9%	$15,610
Other revenue	1,216	0.9	1,348	1.1	(132)
Total subscription and other revenue	$133,675	100.0%	$118,197	100.0%	$15,478
Total revenue increased $15.5 million, or 13.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.5% and 51.2% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.0% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $15.6 million, or 13.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in subscription revenue was primarily driven by increased traction across our cybersecurity platform. Subscription revenue as a percentage of our total revenue was 99.1% for the three months ended March 31, 2026, compared to 98.9% for the three months ended March 31, 2025.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 106% and 101% for the trailing twelve-month periods ended March 31, 2026 and 2025, respectively. The 106% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.1 million, or 9.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to decreases in maintenance revenue and professional services revenue. Other revenue as a percentage of our total revenue was 0.9% for the three months ended March 31, 2026, compared to 1.1% for the three months ended March 31, 2025.
Cost of Revenue

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$27,510	20.6%	$23,511	19.9%	$3,999
Amortization of acquired technologies	4,241	3.2	4,167	3.5	74
Total cost of revenue	$31,751	23.8%	$27,678	23.4%	$4,073
Total cost of revenue increased $4.1 million, or 14.7%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increases in public cloud infrastructure and hosting fees and royalties related to our subscription products of $3.5 million and depreciation of servers and amortization of capitalized internal-use software costs of $0.8 million.
Operating Expenses

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	42,586	31.9%	40,404	34.2%	2,182
Research and development	26,138	19.6	23,884	20.2	2,254
General and administrative	20,247	15.1	23,908	20.2	(3,661)
Amortization of acquired intangibles	496	0.4	499	0.4	(3)
Total operating expenses	$89,467	66.9%	$88,695	75.0%	772
Sales and Marketing. Sales and marketing expenses increased $2.2 million, or 5.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increases in personnel costs driven by headcount and salary increases of $1.2 million, advertising and other marketing spend of $1.1 million, and trade show and events spend of $0.5 million, partially offset by a decrease in acquisition-related costs of $1.0 million.
Research and Development. Research and development expenses increased $2.3 million, or 9.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by increases in personnel costs driven by headcount and salary increases of $1.1 million, allocated facilities and IT costs of $0.6 million, and contract services costs of $0.5 million.
General and Administrative. General and administrative expenses decreased $3.7 million, or 15.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to decreases in acquisition-related costs of $4.8 million and rent and allocated facilities and IT costs of $0.8 million, partially offset by increases in bad debt expense of $0.9 million and restructuring costs of $0.5 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles remains relatively unchanged for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and relates to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(7,589)	(5.7)%	$(7,071)	(6.0)%	$(518)
Interest expense, net decreased by $0.5 million, or 7.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a decrease in tax-related interest income of $1.0 million related to prior year CRA refunds in Canada, partially offset by a decrease in expense of $0.6 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(683)	(0.5)%	$1,385	1.2%	$(2,068)
Other (expense) income, net decreased by $2.1 million, or 149.3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased losses due to the impact of exchange rates on foreign currency denominated accounts of $2.2 million
Income Tax Expense

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$4,185	3.1%	$(3,862)	(3.3)%	$8,047
Income tax expense	4,800	3.6	3,300	2.8	1,500
Effective tax rate	114.7%		(85.4)%		200.1%
Our income tax expense for the three months ended March 31, 2026 increased by $1.5 million as compared to the three months ended March 31, 2025. The effective tax rate increased to 114.7% for the same period primarily due to an increase in income taxes on income outside of the United States, partially offset by a decrease in the amount of the unbenefited loss in the United States.
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

	Three Months Ended March 31,
	2026	2025

	(in thousands, except margin data)
GAAP operating income	$12,457	$1,824
Stock-based compensation expense and related employer-paid payroll taxes	11,763	12,684
Amortization of acquired technologies	4,241	4,167
Amortization of acquired intangibles	496	499
Transaction related costs	179	6,254
Restructuring costs and other	514	(138)
Non-GAAP operating income	$29,650	$25,290
GAAP operating margin	9.3%	1.5%
Non-GAAP operating margin	22.2%	21.4%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangibles and developed technology, depreciation expense, income tax expense, interest expense, net, unrealized foreign currency losses (gains), transaction related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes and restructuring and other costs. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including operating income and net loss and our other GAAP results. In evaluating adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an implication that our future results will be unaffected by the types of items excluded from the calculation of adjusted EBITDA. Adjusted EBITDA is not a presentation made in accordance with GAAP and the use of the term varies from others in our industry.

	Three Months Ended March 31,
	2026	2025

	(in thousands, except margin data)
Net loss	$(615)	$(7,162)
Amortization	6,564	6,178
Depreciation	4,792	4,239
Income tax expense	4,800	3,300
Interest expense, net	7,589	7,071
Unrealized foreign currency losses (gains)	1,146	(783)
Transaction related costs	179	6,254
Stock-based compensation expense and related employer-paid payroll taxes	11,763	12,684
Restructuring costs and other	514	(138)
Adjusted EBITDA	$36,732	$31,643
Adjusted EBITDA margin	27.5%	26.8%
Liquidity and Capital Resources
Cash and cash equivalents were $117.8 million as of March 31, 2026. As our sales and operating cash flows are primarily generated in the United Kingdom and Canada, our international subsidiaries held approximately $105.4 million of cash and cash equivalents, of which 68.3%, 19.0%, 3.8% and 3.6% were held in United States Dollars, Euros, Canadian Dollars and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $393.1 million and $393.9 million as of March 31, 2026 and December 31, 2025, respectively, net of debt issuance costs of $(5.9) million and $6.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. As of March 31, 2026, we are authorized to repurchase a remaining $45.0 million of our common stock under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.
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

During the three months ended March 31, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$17,471	$19,677
Net cash used in investing activities	(4,239)	(6,076)
Net cash used in financing activities	(4,424)	(7,289)
Effect of exchange rate changes on cash and cash equivalents	(2,833)	2,582
Net increase in cash and cash equivalents	$5,975	$8,894
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
Cash provided by operating activities decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to an increase in net cash outflows resulting from changes in our operating assets and liabilities of $7.9 million and a decrease in non-cash items within net loss of $0.9 million, offset in part by a decrease in net loss of $6.5 million. The increase in net cash outflows resulting from changes in our operating assets and liabilities of $7.9 million was primarily due to a decrease in accrued liabilities and other, an increase in recoverable taxes, and decreases in deferred revenue and income taxes payable, offset in part by a decrease in prepaid expenses and other current assets, an increase in accounts payable, and decreases in accounts receivable, current contract assets, and other long-term assets.
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
Net cash used in investing activities decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreases in capital expenditures to support our domestic and international office locations and capitalized research and development costs related to internal-use software.
Financing Activities
Financing cash flows consist of repurchases of our common stock, payments of tax withholding obligations related to restricted stock, deferred acquisition payments, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to a decrease in payments of tax withholding obligations related to restricted stock, offset in part by an increase in repayments of borrowing related to the Credit Agreement and a decrease in proceeds from the issuance of common stock under the Employee Stock Purchase Plan.
Contractual Obligations and Commitments
As of March 31, 2026, there have been no material changes in our contractual obligations and commitments as of December 31, 2025, which were disclosed in our 2025 Annual Report.

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
•revenue recognition; and
•income taxes.
A full description of our critical accounting policies that involve significant management judgment appears in our 2025 Annual Report. There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our 2025 Annual Report, except as described below.
Goodwill
During the three months ended March 31, 2026, we experienced a significant decline in our stock price. A continued and sustained decline in our stock price, when considered in conjunction with other relevant qualitative factors, could indicate a reduction in fair value below the carrying value of our reporting unit and require an interim goodwill impairment analysis. Any resulting goodwill impairment charge could have a material adverse impact on our results of operations. Throughout the remainder of fiscal 2026, the Company will monitor changes to its stock price, in addition to other qualitative factors, to determine if an interim impairment test is required.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recently adopted accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $117.8 million and $111.8 million at March 31, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $393.1 million and $393.9 million as of March 31, 2026 and December 31, 2025, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50% subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margins described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00.
As of March 31, 2026 and December 31, 2025, the annual weighted-average interest rate on borrowings was 6.42% and 6.59%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $4.0 million as of both March 31, 2026 and December 31, 2025. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at March 31, 2026 and December 31, 2025 and a

100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of March 31, 2026 and December 31, 2025, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the three months ended March 31, 2026 and 2025 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, European Union and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response to, the Russia-Ukraine conflict, escalating conflicts in the Middle East. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
Our Consolidated Statements of Operations are translated into U.S. dollars at the average exchange rates in each applicable period. Our international revenue, operating expenses and significant balance sheet accounts denominated in currencies other than the U.S. dollar primarily flow through our United Kingdom and European subsidiaries, which have historically had British Pound Sterling and Euro functional currencies, respectively, resulting in a two-step currency exchange process wherein the currencies other than the British Pound Sterling and Euro are first converted into those functional currencies and then translated into U.S. dollars for our Consolidated Financial Statements. In connection with the Separation and Distribution, our United Kingdom legal entity changed its functional currency from the British Pound Sterling to the U.S. dollar.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may be involved in various legal proceedings and claims arising in our ordinary course of business. See Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements for further details regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, under the heading “Risk Factors” in our 2025 Annual Report.
Item 2. Unregistered Sales of Equity and Use of Proceeds
On March 11, 2025, our board of directors approved the Repurchase Program, authorizing the repurchase of up to $75.0 million of Common Stock. Pursuant to the authorization, we may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. We did not repurchase any shares under the Repurchase Program in the three months ended March 31, 2026.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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

N-able, Inc.

Dated:	May 7, 2026	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)