Form 10-K/A
period 2025-12-31
N-able, Inc.
filed 2026-08-10
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s aggregate market value of its shares held by non-affiliates was approximately $598.1 million.
On February 23, 2026, 188,376,316 shares of common stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders held on May 28, 2026 (the “Proxy Statement”). The Proxy Statement was filed with the Securities and Exchange Commission on April 14, 2026, within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

EXPLANATORY NOTE
N-able, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 (the “Original Filing”), to amend and restate Part II, Item 9A, Controls and Procedures and revise the financial statements for the immaterial errors discussed below.
Subsequent to the Original Filing, management identified a material weakness in our internal control over financial reporting that existed as of December 31, 2025, related to certain subscription arrangements for which revenue is recognized through manual processes outside our ERP system’s automated revenue recognition module, as described in Part II, Item 9A of this Amendment. As a result of the material weakness, management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 31, 2025. Accordingly, Part II, Item 9A of the Original Filing is amended and restated in its entirety to reflect these revised conclusions, including a restated Management’s Annual Report on Internal Control over Financial Reporting, and to include the amended report of PricewaterhouseCoopers LLP (“PwC”), our independent registered public accounting firm, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s Annual Report on Internal Control over Financial Reporting and PwC’s report on the effectiveness of internal control over financial reporting included in the Original Filing should no longer be relied upon.
The material weakness resulted in immaterial errors of subscription revenue and related balance sheet accounts in our previously issued consolidated financial statements. We assessed these errors, individually and in the aggregate, and concluded that they were not material to any previously issued annual or interim consolidated financial statements. As described in Note 2, Summary of Significant Accounting Policies, and Note 17, Revision of Previously Issued Financial Statements, to the consolidated financial statements included in this 10-K/A, we revised our previously issued financial statements for the affected periods to correct these errors. Accordingly, this Amendment does not amend or restate the consolidated financial statements included in the Original Filing, and those consolidated financial statements, and PwC’s report thereon, may continue to be relied upon.
This Form 10-K/A amends the following items of the Original Form 10-K:
•Part I – Item 1A. Risk Factors.
•Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part II – Item 8. Financial Statements and Supplementary Data
•Part II – Item 9A. Controls and Procedures.
•Part IV – Item 15. Exhibits and Financial Statement Schedules.

Except as described above, this Amendment does not amend, modify or update any other disclosure contained in the Original Filing and does not reflect events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications of our principal executive officer and principal financial officer and an updated Consent of Independent Registered Public Accounting Firm, which is being filed as Exhibit 23.1.
Clawback Policy Considerations
In connection with the errors identified, our management has performed a recovery analysis and determined there was no incentive-based compensation received by our executive officers during the relevant time frame that was based on a financial reporting measure impacted by the revisions. As such, there are no amounts to be recovered.

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
Our business is global, with 50.4%, 51.8% and 51.2% of our revenue generated outside of the United States for the years ended December 31, 2025, 2024 and 2023, respectively. We generated revenue of $508.8 million, $465.6 million and $422.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, representing increases of 10.3% from the year ended December 31, 2023 to the year ended December 31, 2024 and 9.3% from the year ended December 31, 2024 to the year ended December 31, 2025. For the years ended December 31, 2025, 2024, and 2023 our net (loss) income was $(18.8) million, $30.7 million and $23.8 million, respectively, and our adjusted EBITDA was $151.0 million, $169.3 million and $143.9 million, respectively. Adjusted EBITDA is not a financial measure calculated in accordance with generally accepted accounting principles. For more information regarding our use of non-GAAP measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Non-GAAP Financial Measures.”
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
Risks Related to Accounting and Taxation
•We have identified a material weakness in our internal control over financial reporting and have concluded that our disclosure controls and procedures as of December 31, 2025 were ineffective. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future, or to otherwise maintain proper and effective internal controls, could result in material misstatements in our financial statements.
•We are subject to fluctuations in foreign exchange and interest rates.
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
Our business has rapidly grown, which has resulted in large increases in our number of employees, expansion of our infrastructure, new internal systems and other significant changes and additional complexities. We generated revenue of $508.8 million, $465.6 million and $422.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. While we intend to further expand our overall business, customer base and number of employees, our historical growth rate is not necessarily indicative of the growth that we may achieve in the future. The growth in our business and our management of a growing workforce and customer base that is geographically dispersed across the U.S. and internationally will require substantial management effort, infrastructure and operational capabilities. To support our growth, we must effectively transition and continue to improve our management resources and our operational and financial controls and systems, and these improvements may increase our expenses more than anticipated and result in a more complex business. We will also have to transition and anticipate the necessary expansion of our relationship management, implementation, customer support and other personnel to support our growth and achieve high levels of customer service and satisfaction. Our success will depend on our ability to complete this transition, plan for and manage this growth effectively. If we fail to complete this transition, anticipate and manage our growth, or are unable to provide high levels of customer service, our reputation, as well as our business, results of operations and financial condition, could be harmed.
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
Risks Related to Accounting and Taxation
We have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2025. Failure to remediate the material weakness or any other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Section 404”), our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective control environment, we could suffer errors in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Subsequent to the Original Filing, following discovery of an immaterial error in the financial statements filed therein, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2025 and concluded they were not effective due to a material weakness in the company’s internal control over financial reporting that exists as of that date. As described in Part II, Item 9A of this Amendment, we did not design and maintain effective controls over certain subscription arrangements for which revenue is recognized through manual processes outside our ERP system's automated revenue recognition module. This material weakness resulted in errors of subscription revenue and related balance sheet accounts, which were corrected through the revision of our previously issued financial statements.
We have begun implementing measures designed to remediate the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness.
If not remediated, the material weakness could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure that our internal control over financial reporting will be effective in the future or that other material weaknesses will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations, and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to remediate the material weakness, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the sections entitled “Safe Harbor Cautionary Statement” and “Risk Factors” above for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below. This section also discusses the revisions to ensure comparability across all periods reflected herein. For additional information, Note 2, Summary of Significant Accounting Policies, and Note 17, Revision of Previously Issued Financial Statements, to the consolidated financial statements included in this 10-K/A.
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI powered cybersecurity platform delivers business resilience to approximately 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
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
Fourth Quarter Financial Highlights
Revenue
Our total revenue was $129.2 million and $116.2 million for the three months ended December 31, 2025 and 2024, respectively.
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
Profitability
Our net (loss) income for the three months ended December 31, 2025 and 2024 was $(7.9) million and $3.4 million, respectively. The decrease in net income for the three months ended December 31, 2025 was due to increases in cost of revenue, sales and marketing expense, interest expense, net, amortization of acquired technologies, research and development expense, other expense, net, general and administrative expense, income tax expense, and amortization of acquired intangibles, partially offset by an increase in revenue. Our Adjusted EBITDA, calculated as net (loss) income of $(7.9) million and $3.4 million for the three months ended December 31, 2025 and 2024, respectively, excluding amortization of acquired intangible assets and developed technology of $6.9 million and $3.9 million, respectively, depreciation expense of $4.9 million and $4.1 million, respectively, income tax expense of $4.0 million and $3.7 million, respectively, interest expense, net of $12.2 million and $7.3 million, respectively, unrealized foreign currency losses of $4.2 million and $1.9 million, respectively, transaction related costs of $0.9 million and $2.4 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.4 million and $10.8 million, respectively, and restructuring costs and other of $2.0 million and $0.7 million, respectively, was $37.5 million and $38.2 million for the three months ended December 31, 2025 and 2024, respectively.
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
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$503,659	99.0%	$458,366	98.5%	$45,293
Other revenue	5,181	1.0	7,186	1.5	(2,005)
Total subscription and other revenue	$508,840	100.0%	$465,552	100.0%	$43,288
Total revenue increased $43.3 million, or 9.3%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 49.6% and 48.2% of total revenue for the years ended December 31, 2025 and 2024, respectively. Revenue from the United Kingdom was approximately 10.2% and 10.5% of total revenue for the years ended December 31, 2025 and 2024, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $45.3 million, or 9.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and UEM solutions, inclusive of the impact from long-term committed contracts. See Fourth Quarter Financial Highlights for further details regarding the impact of long-term committed contracts during the year ended December 31, 2025. Subscription revenue increased slightly as a percentage of total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024.
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

Cost of Revenue

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$100,483	19.7%	$77,354	16.6%	$23,129
Amortization of acquired technologies	16,874	3.3	3,520	0.8	13,354
Total cost of revenue	$117,357	23.0%	$80,874	17.4%	$36,483
Total cost of revenue increased $36.5 million, or 45.1%, in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $14.4 million, an increase in amortization of acquired technologies of $13.4 million, related to the November 20, 2024 acquisition of Adlumin, an increase in personnel costs driven by headcount and salary increases of $3.7 million, which includes an increase in stock-based compensation expense of $0.1 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.6 million, and an increase in contract services costs of $1.0 million.
Operating Expenses

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$163,163	32.1%	$135,592	29.1%	$27,571
Research and development	100,713	19.8	90,714	19.5	9,999
General and administrative	91,715	18.0	76,211	16.4	15,504
Amortization of acquired intangibles	1,996	0.4	278	0.1	1,718
Total operating expenses	$357,587	70.3%	$302,795	65.1%	$54,792
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
General and Administrative. General and administrative expenses increased $15.5 million, or 20.3%, primarily due to a net increase in transaction related costs of $10.2 million, an increase in bad debt expense of $3.0 million, an increase in contract services costs of $1.6 million, an increase in professional fees of $1.1 million, an increase in personnel costs driven by headcount and salary increases of $0.9 million, which is net of a decrease in stock-based compensation expense of $1.2 million, and an increase in property, penalty, and franchise taxes of $0.8 million, partially offset by a decrease in restructuring and other costs of $2.2 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Spinpanel and Adlumin.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased $1.7 million, or 618.0%, related to the November 20, 2024 acquisition of Adlumin.

Interest Expense, Net

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(35,997)	(7.1)%	$(30,031)	(6.5)%	$(5,966)
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
Other Income, Net

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$1,934	0.4%	$2,225	0.5%	$(291)
Other income, net decreased by $0.3 million, or 13.1%, in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a decrease in dividend income from our money market fund financial assets of $3.3 million, partially offset by an increase in the impact of changes in foreign currency exchange rates of $2.5 million related to various accounts for the period.
Income Tax Expense

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
(Loss) income before income taxes	$(167)	—%	$54,077	11.6%	$(54,244)
Income tax expense	18,648	3.7	23,337	5.0	(4,689)
Effective tax rate	(11,166.5)%		43.2%		(11,209.7)%
Our income tax expense for the year ended December 31, 2025 decreased by $4.7 million as compared to the year ended December 31, 2024. The resulting income tax expense for the year ended December 31, 2025 on a loss before income taxes is due to an unbenefited loss in the United States and taxes on income outside of the United States. The decrease in income tax expense and the resulting decrease in the effective tax rate for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is driven by a decrease in income and resulting income taxes outside of the United States. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription Revenue	$458,366	98.5%	$412,355	97.7%	$46,011
Other revenue	7,186	1.5	9,808	2.3	(2,622)
Total subscription and other revenue	$465,552	100.0%	$422,163	100.0%	$43,389
Total revenue increased $43.4 million, or 10.3%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.2% and 48.8% of total revenue for the years ended December 31, 2024 and 2023, respectively. Revenue from the United Kingdom was approximately 10.5% and 10.2% of total revenue for the years ended December 31, 2024 and 2023, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.
Subscription Revenue. Subscription revenue increased $46.0 million, or 11.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in subscription revenue was primarily driven by growth in sales of our data protection, security and unified endpoint management solutions, inclusive of the net positive impact from long-term committed contracts. Subscription revenue increased slightly as a percentage of total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023.
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
Cost of Revenue

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$77,354	16.6%	$66,431	15.7%	$10,923
Amortization of acquired technologies	3,520	0.8	1,839	0.4	1,681
Total cost of revenue	$80,874	17.4%	$68,270	16.1%	$12,604
Total cost of revenue increased $12.6 million, or 18.5%, in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $7.0 million, an increase in depreciation of servers and amortization of capitalized internal-use software costs of $3.1 million, an increase in amortization of intangible assets acquired in connection with business combinations of $1.7 million, an increase in personnel costs driven by headcount and salary increases of $0.4 million, which includes an increase in stock-based compensation expense of $0.2 million, an increase in contract services costs of $0.3 million, and an increase in allocated facilities and IT costs of $0.1 million.

Operating Expenses

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	$135,592	29.1%	$134,691	31.9%	$901
Research and development	90,714	19.5	78,180	18.5	12,534
General and administrative	76,211	16.4	70,059	16.6	6,152
Amortization of acquired intangibles	278	0.1	597	0.1	(319)
Total operating expenses	$302,795	65.1%	$283,527	67.1%	$19,268
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
General and Administrative. General and administrative expenses increased $6.2 million, or 8.8%, primarily due to an increase in transaction related costs of $4.7 million, which is net of gains on contingent consideration related to the July 1, 2022 acquisition of Spinpanel of $3.7 million and the November 20, 2024 acquisition of Adlumin of $2.6 million, and an increase in expense of $1.8 million related to the Adlumin deferred consideration liability, an increase in rent expense of $2.4 million, an increase in restructuring and other costs of $2.0 million, and an increase in professional fees of $1.2 million, partially offset by a decrease in allocated facilities and IT costs of $2.2 million, a decrease in costs associated with our separation from SolarWinds of $0.7 million, and a decrease in director and officer liability insurance costs of $0.6 million. See Note 3. Acquisitions, Note 7. Fair Value Measurements, and Note 15. Commitments and Contingencies in the Notes to Consolidated Financial Statements for additional information regarding the acquisitions of Spinpanel and Adlumin.
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
Interest Expense, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	$(30,031)	(6.5)%	$(30,252)	(7.2)%	$221

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
Other Income, Net

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other income, net	$2,225	0.5%	$4,618	1.1%	$(2,393)
Other income, net decreased by $2.4 million, or 51.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a decrease in the impact of changes in foreign currency exchange rates of $3.8 million related to various accounts for the period, partially offset by an increase in dividend income from our money market fund financial assets of $1.9 million.
Income Tax Expense

	Year Ended December 31,
	2024		2023
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$54,077	11.6%	$44,732	10.6%	$9,345
Income tax expense	23,337	5.0	20,914	5.0	2,423
Effective tax rate	43.2%		46.8%		(3.6)%
Our income tax expense for the year ended December 31, 2024 increased by $2.4 million as compared to the year ended December 31, 2023. The effective tax rate decreased to 43.2% for the year ended December 31, 2024, primarily due to a decrease in income taxes on income outside of the United States, partially offset by an increase in the amount of the unbenefited loss in the United States. For additional discussion about our income taxes, see Note 14. Income Taxes in the Notes to Consolidated Financial Statements.
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

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except margin data)
GAAP operating income	$33,896	$81,883	$70,366
Stock-based compensation expense and related employer-paid payroll taxes	48,355	47,741	45,093
Amortization of acquired technologies	16,874	3,520	1,839
Amortization of acquired intangibles	1,996	278	597
Transaction related costs	18,207	4,146	(1,096)
Spin-off costs	—	51	735
Restructuring costs and other	2,668	4,761	2,113
Non-GAAP operating income	$121,996	$142,380	$119,647
GAAP operating margin	6.7%	17.6%	16.7%
Non-GAAP operating margin	24.0%	30.6%	28.3%

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

	Year Ended December 31,
	2025	2024	2023

	(in thousands, except margin data)
Net (loss) income	$(18,815)	$30,740	$23,818
Amortization	25,699	9,769	6,396
Depreciation	18,661	16,151	15,289
Income tax expense	18,648	23,337	20,914
Interest expense, net	35,997	30,031	30,252
Unrealized foreign currency losses	1,565	2,618	358
Transaction related costs	18,207	4,146	(1,096)
Spin-off costs	—	51	735
Stock-based compensation expense and related employer-paid payroll taxes	48,355	47,741	45,093
Restructuring costs and other	2,668	4,761	2,113
Adjusted EBITDA	$150,985	$169,345	$143,872
Adjusted EBITDA margin	29.7%	36.4%	34.1%
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
For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the increase in cash provided by operating activities was primarily due to a decrease in recoverable taxes, a decrease in other long-term assets, a decrease in current contract assets, an increase in accrued liabilities and other, and an increase in accounts payable, partially offset by an increase in prepaid and other current assets, an increase in accounts receivable, a decrease in income taxes payable, an increase in income taxes receivable, an increase in operating lease right-of-use assets, net, a decrease in deferred revenue, and a decrease in other long-term liabilities. The net cash outflows of $0.6 million and $20.7 million resulting from the changes in our operating assets and liabilities for the years ended December 31, 2025 and 2024, respectively, excluding the changes noted above, were primarily due to the timing of sales, cash payments and receipts.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-52 hereof.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). At the time we filed the Original Filing, our CEO and our CFO had concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025. Subsequent to the Original Filing , our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weakness in internal control over financial reporting described below.
Notwithstanding the material weakness described below, and based on additional analysis and other procedures management performed, our management, including our CEO and CFO, has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Management’s Annual Report on Internal Control over Financial Reporting (As Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on the specified criteria. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design and maintain effective controls related to certain subscription arrangements for which revenue is recognized through manual processes outside our ERP system’s automated revenue recognition module. This material weakness resulted in immaterial errors of subscription revenue and related balance sheet accounts in our previously issued consolidated financial statements as of and for the years ended December 31, 2025 and 2024, our consolidated financial statements as of and for each quarterly and year-to-date interim periods within the year ended December 31, 2025, and the quarterly and year-to-date interim periods for the third and fourth quarters of 2024, which were corrected through the revision of our previously issued financial statements. Additionally, this material weakness could result in errors of revenue and related account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.
In Management’s Annual Report on Internal Control over Financial Reporting included in the Original Filing, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. Subsequent to the Original Filing, management concluded that the material weakness described above existed as of December 31, 2025. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria in Internal Control—Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report included herein in Item 8 of this Amendment.
Remediation Plan for the Material Weakness
Management, with oversight from the Audit Committee of our Board of Directors, has implemented and is continuing to implement measures designed to remediate the material weakness. These measures include:
•enhancing the process used to recognize revenue for the affected subscription arrangements; and
•enhancing the design of related monthly reconciliation controls to verify the completeness and accuracy of revenue recognized outside our ERP system’s automated revenue recognition module.
The material weakness will not be considered remediated until management has completed the design and implementation of the applicable controls and they operate for a sufficient period of time for management to conclude, through testing, that these controls are appropriately designed and operating effectively. We cannot assure that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control deficiencies and instances of fraud, if any, within our Company have been detected.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
ITEM 9C. DISCLOSURE RELATED TO FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Certain information required by Part III is omitted from this report. Such information was included in our definitive proxy statement related to our 2026 annual meeting of stockholders held on May 28, 2026 (“Proxy Statement”), which was filed with the Securities and Exchange Commission on April 14, 2026.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this Item is included in our Proxy Statement and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is included in our Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is included in our Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is included in our Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is included in our Proxy Statement and is incorporated herein by reference.

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

21.1*	Subsidiaries of N-able, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2026
32.2**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
N-able, Inc. Recovery of Erroneously Awarded Incentive Compensation Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on February 29, 2024).

101*	Interactive Data Files (formatted as Inline XBRL)
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	The certifications attached as Exhibit 32.2 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
^	Identifies a management contract or compensatory plan or arrangement in which an executive officer or director of N-able participates.
ITEM 16. FORM 10–K SUMMARY
None.

N-able, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

N-able, Inc.

Dated:	August 10, 2026	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of N-able, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of N-able, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing at the end of the F-pages (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls related to certain subscription arrangements for which revenue is recognized through manual processes outside the Company’s ERP system’s automated revenue recognition module.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the design and maintenance of effective controls related to certain subscription arrangements for which revenue is recognized through manual processes outside the Company’s ERP system’s automated revenue recognition module existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition - Subscription Revenue

As described in Note 2 to the consolidated financial statements, the Company’s subscription revenue was $504 million for the year ended December 31, 2025 (originally reported in the Company’s 2025 annual report on Form 10-K as $506 million, prior to the revisions discussed in Note 17). The Company primarily derives subscription revenue from the sale of subscriptions to their SaaS solutions and sales of subscriptions to their self-managed solutions, which include term licenses, technical support and unspecified software upgrades. Subscription revenue for SaaS solutions is generally recognized ratably over the subscription term once the service is made available to the customer or when the Company has the right to invoice for services performed. Revenue from the license performance obligation of self-managed solutions is recognized at a point in time upon delivery of the access to the licenses, and revenue from the performance obligation related to the technical support and unspecified software upgrades of subscription-based license arrangements is recognized ratably over the agreement period. The Company generally invoices subscription agreements monthly based on usage or in advance over the subscription period on either a monthly or annual basis.

The principal consideration for our determination that performing procedures relating to revenue recognition – subscription revenue is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process for subscription revenue. These procedures also included, among others, (i) testing revenue recognized for a sample of subscription revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, sales quotes, invoices, delivery documents, usage details and cash receipts and (ii) testing the completeness and accuracy of certain manual adjustments made to revenue recognized for certain subscription arrangements.

/s/ PricewaterhouseCoopers LLP
Austin, Texas
February 26, 2026, except for the effects of the revision discussed in Note 17 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control over Financial Reporting, as to which the date is August 10, 2026
We have served as the Company's auditor since 2020.

N-able, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$111,837	$85,196
Accounts receivable, net of allowances of $4,059 and $886 as of December 31, 2025 and 2024, respectively	49,972	44,539
Income tax receivable	3,432	3,563
Recoverable taxes	9,807	24,157
Current contract assets	19,528	12,975
Prepaid and other current assets	21,494	13,312
Total current assets	216,070	183,742
Property and equipment, net	38,392	36,559
Operating lease right-of-use assets	28,666	27,998
Deferred taxes	4,164	2,026
Goodwill	1,024,300	977,013
Intangible assets, net	64,786	83,150
Other assets, net	33,340	28,575
Total assets	$1,409,718	$1,339,063
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,999	$6,290
Accrued liabilities and other	55,283	50,584
Current contingent consideration	10,840	5,500
Current deferred consideration	60,720	44,023
Current operating lease liabilities	7,203	6,018
Income taxes payable	9,986	9,842
Current portion of deferred revenue	27,207	24,289
Current debt obligation	4,000	3,500
Total current liabilities	184,238	150,046
Long-term liabilities:
Deferred revenue, net of current portion	1,747	2,996
Non-current deferred taxes	1,847	3,448
Non-current operating lease liabilities	29,284	30,069
Long-term debt, net of current portion	389,873	329,606
Non-current deferred consideration	—	54,089
Other long-term liabilities	685	9,253
Total liabilities	607,674	579,507
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 190,459,837 and 187,528,505 shares issued, and 186,683,682 and 187,528,505 shares outstanding as of December 31, 2025 and 2024, respectively	190	187
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Treasury stock, at cost: 3,776,155 and no shares as of December 31, 2025 and 2024, respectively	(30,000)	—
Additional paid-in capital	746,599	708,992
Accumulated other comprehensive income (loss)	32,514	(21,179)
Retained earnings	52,741	71,556
Total stockholders' equity	802,044	759,556
Total liabilities and stockholders' equity	$1,409,718	$1,339,063
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription and other revenue	$508,840	$465,552	$422,163
Cost of revenue:
Cost of revenue	100,483	77,354	66,431
Amortization of acquired technologies	16,874	3,520	1,839
Total cost of revenue	117,357	80,874	68,270
Gross profit	391,483	384,678	353,893
Operating expenses:
Sales and marketing	163,163	135,592	134,691
Research and development	100,713	90,714	78,180
General and administrative	91,715	76,211	70,059
Amortization of acquired intangibles	1,996	278	597
Total operating expenses	357,587	302,795	283,527
Operating income	33,896	81,883	70,366
Other expense:
Interest expense, net	(35,997)	(30,031)	(30,252)
Other income, net	1,934	2,225	4,618
Total other expense, net	(34,063)	(27,806)	(25,634)
(Loss) income before income taxes	(167)	54,077	44,732
Income tax expense	18,648	23,337	20,914
Net (loss) income	$(18,815)	$30,740	$23,818
Net (loss) income per share:
Basic earnings per share	$(0.10)	$0.17	$0.13
Diluted earnings per share	$(0.10)	$0.16	$0.13
Weighted-average shares used to compute net (loss) income per share:
Shares used in computation of basic earnings per share	187,819	185,277	182,371
Shares used in computation of diluted earnings per share	187,819	188,426	185,980

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(18,815)	$30,740	$23,818
Other comprehensive income (loss):
Foreign currency translation adjustment	53,693	(25,588)	12,224
Other comprehensive income (loss)	53,693	(25,588)	12,224
Comprehensive income	$34,878	$5,152	$36,042
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	180,850	$181	—	$—	$632,871	$(7,815)	$16,998	$642,235
Net income	—	—	—	—	—	—	23,818	23,818
Foreign currency translation adjustment	—	—	—	—	—	12,224	—	12,224
Exercise of stock options	50	—	—	—	72	—	—	72
Restricted stock units issued, net of shares withheld for taxes	2,124	2	—	—	(11,976)	—	—	(11,974)
Issuance of stock	3	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	194	—	—	—	1,681	—	—	1,681
Repurchase of common stock								—
Stock-based compensation	—	—	—	—	43,874	—	—	43,874
Balance as of December 31, 2023	183,221	$183	—	$—	$666,522	$4,409	$40,816	$711,930
Net income	—	—	—	—	—	—	30,740	30,740
Foreign currency translation adjustment	—	—	—	—	—	(25,588)	—	(25,588)
Exercise of stock options	28	—	—	—	12	—	—	12
Restricted stock units issued, net of shares withheld for taxes	2,632	3	—	—	(20,489)	—	—	(20,486)
Issuance of stock	1,434	1	—	—	14,677	—	—	14,678
Issuance of stock under employee stock purchase plan	214	—	—	—	2,382	—	—	2,382
Repurchase of common stock								—
Stock-based compensation	—	—	—	—	45,888	—	—	45,888
Balance as of December 31, 2024	187,529	$187	—	$—	$708,992	$(21,179)	$71,556	$759,556
Net loss	—	—	—	—	—	—	(18,815)	(18,815)
Foreign currency translation adjustment	—	—	—	—	—	53,693	—	53,693
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	2,508	3	—	—	(13,171)	—	—	(13,168)
Issuance of stock	102	—	—	—	1,108	—	—	1,108
Issuance of stock under employee stock purchase plan	314	—	—	—	2,358	—	—	2,358
Repurchase of common stock			(3,776)	(30,000)	(38)			(30,038)
Stock-based compensation	—	—	—	—	47,348	—	—	47,348
Balance as of December 31, 2025	190,460	$190	(3,776)	$(30,000)	$746,599	$32,514	$52,741	$802,044

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(18,815)	$30,740	$23,818
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	44,360	25,920	21,685
Provision for (benefit from) doubtful accounts	3,173	(285)	(159)
Stock-based compensation expense	46,593	45,351	43,570
Amortization of debt issuance costs and discounts	2,844	1,598	1,601
Gain on disposal of assets	(335)	(294)	(359)
Deferred taxes	(3,573)	(1,952)	330
Loss on foreign currency exchange rates	1,565	2,702	358
Loss (gain) on contingent consideration	2,148	(6,281)	(1,443)
Deferred consideration expense	14,316	1,843	—
Loss on lease modification	998	1,063	—
Other non-cash expenses (benefits)	532	(263)	220
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	(8,507)	(2,131)	(7,060)
Income taxes receivable	217	4,685	(174)
Recoverable taxes	14,596	(12,965)	(11,392)
Current contract assets	(6,553)	(11,147)	(1,177)
Operating lease right-of-use assets, net	(836)	135	(1,376)
Prepaid and other current assets	(8,232)	(1,253)	1,463
Accounts payable	2,539	(461)	1,833
Accrued liabilities and other	4,269	630	16,065
Income taxes payable	(712)	4,906	2,966
Deferred revenue	1,669	2,573	684
Other long-term assets	927	(5,721)	(1,274)
Other long-term liabilities	19	44	(90)
Net cash provided by operating activities	93,202	79,437	90,089
Cash flows from investing activities
Purchases of property and equipment	(18,139)	(17,570)	(13,780)
Purchases of intangible assets	(11,118)	(6,157)	(8,556)
Acquisitions, net of cash acquired	—	(98,694)	—
Return of deposits in escrow	299	—	—
Net cash used in investing activities	(28,958)	(122,421)	(22,336)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock	(13,171)	(20,489)	(11,976)
Repurchase of common stock	(30,038)	—	—
Exercise of stock options	2	12	72
Proceeds from issuance of common stock under employee stock purchase plan	2,358	2,382	1,681
Deferred acquisition payments	(57,073)	(1,000)	(1,450)
Repayments of borrowings from credit agreement	(338,625)	(3,500)	(3,500)
Proceeds from credit agreement	400,000	—	—
Payments for debt issuance costs	(4,078)	—	—
Net cash used in financing activities	(40,625)	(22,595)	(15,173)
Effect of exchange rate changes on cash and cash equivalents	3,022	(2,273)	1,621
Net increase (decrease) in cash and cash equivalents	26,641	(67,852)	54,201
Cash and cash equivalents
Beginning of period	85,196	153,048	98,847
End of period	$111,837	$85,196	$153,048

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash paid for interest	$24,973	$28,690	$28,437
Cash paid for income taxes	$18,064	$12,772	$14,934
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$695	$24	$(378)
Right-of-use assets obtained in exchange for operating lease liabilities	$6,750	$2,628	$5,123
Non-cash consideration exchanged in business combinations	$—	$14,678	$—
Assets acquired in exchange for vendor credits	$335	$294	$359

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
Revision of Prior Period Financial Statements
As described in Note 17, Revision of Previously Issued Financial Statements, we have revised our previously issued consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023 to correct immaterial errors. Amounts presented herein for prior periods, including in the applicable notes to the consolidated financial statements, reflect the revision.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Our revenue consists of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Subscription revenue	$503,659	$458,366	$412,355
Other revenue	5,181	7,186	9,808
Total subscription and other revenue	$508,840	$465,552	$422,163

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
During the years ended December 31, 2025, 2024 and 2023, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue recognized at a point in time	$48,306	$62,312	$56,365
Revenue recognized over time	460,534	403,240	365,798
Total revenue recognized	$508,840	$465,552	$422,163
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Deferred revenue activity for the years ended December 31, 2025 and 2024 was as follows:

Total Deferred Revenue
(in thousands)
Balance as of December 31, 2023	$12,813
Deferred revenue recognized	(20,665)
Additional amounts deferred	35,137
Balance as of December 31, 2024	$27,285
Deferred revenue recognized	(32,255)
Additional amounts deferred	33,924
Balance as of December 31, 2025	$28,954
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. During the year ended December 31, 2024, we began increasing the proportion of our subscriptions that are long-term committed contracts, as compared to month-to-month contracts (the “Long-Term Contract Initiative”). The Long-Term Contract Initiative resulted in an increase in point in time subscription revenue during the years ended December 31, 2025 and 2024, primarily due to the impact of revenue recognition for long-term committed contracts under Topic 606, net of any volume and pricing rationalization when committing to long-term subscriptions and any fluctuations in month-to-month contracts. In connection with the Long-Term Contract Initiative, there was a corresponding increase in contract assets during the years ended December 31, 2025 and 2024. Current contract assets were $19.5 million and $13.0 million as of December 31, 2025 and 2024, respectively. Non-current contract assets were $2.4 million and $3.7 million as of December 31, 2025 and 2024, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
Remaining Performance Obligations
We expect to recognize revenue related to the following remaining performance obligations as of December 31, 2025:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$240,542	$180,962	$59,580	$—

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
Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive (loss) income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balance as of December 31, 2023	$4,409	$4,409
Other comprehensive loss before reclassification	(25,588)	(25,588)
Net current period other comprehensive loss	(25,588)	(25,588)
Balance as of December 31, 2024	$(21,179)	$(21,179)
Other comprehensive income before reclassification	53,693	53,693
Net current period other comprehensive income	53,693	53,693
Balance as of December 31, 2025	$32,514	$32,514
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

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Actual	Pro Forma	Actual	Pro Forma

	(in thousands)
Revenue	$465,552	$482,073	$422,163	$433,017
Net income (loss)	$30,740	$(3,321)	$23,818	$(25,570)

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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, net, including software, consisted of the following:

	December 31,
	2025	2024

	(in thousands)
Servers, equipment and computers	$66,305	$61,743
Furniture and fixtures	6,277	5,919
Software	956	1,065
Leasehold improvements	22,681	23,613
	$96,219	$92,340
Less: Accumulated depreciation and amortization	(57,827)	(55,781)
Property and equipment, net	$38,392	$36,559
Depreciation and amortization expense on property and equipment was as follows for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Depreciation and amortization	$18,661	$16,151	$15,290
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
8. Accrued Liabilities and Other
Accrued liabilities and other current liabilities were as follows:

	December 31,
	2025	2024

	(in thousands)
Payroll-related accruals	$28,572	$24,541
Value-added and other tax	7,857	9,314
Purchasing accruals	3,998	3,669
Accrued interest expense	2,659	2,394
Accrued professional fees	2,143	1,959
Accrued royalties	3,462	3,809
Consideration payable in cash or equity	120	1,218
Accrued other liabilities	6,472	3,680
Total accrued liabilities and other	$55,283	$50,584
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
11. Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Basic earnings per share:
Numerator:
Net (loss) income	$(18,815)	$30,740	$23,818
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	187,819	185,277	182,371
Basic earnings per share	$(0.10)	$0.17	$0.13

Diluted earnings per share:
Numerator:
Net (loss) income	$(18,815)	$30,740	$23,818
Denominator:
Weighted-average shares used in computing basic earnings per share	187,819	185,277	182,371
Add dilutive impact of employee equity plans	—	3,149	3,609
Weighted-average shares used in computing diluted earnings per share	187,819	188,426	185,980
Diluted earnings per share	$(0.10)	$0.16	$0.13

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

U.S. and international components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
U.S.	$(55,558)	$(37,174)	$(26,289)
International	55,391	91,251	71,021
Income before income taxes	$(167)	$54,077	$44,732
Income tax expense was composed of the following:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Current:
Federal	$—	$682	$—
State	375	250	250
International	21,613	24,983	21,152
	21,988	25,915	21,402
Deferred:
Federal	—	(1,561)	—
State	(3)	—	—
International	(3,337)	(1,017)	(488)
	(3,340)	(2,578)	(488)
Income tax expense	$18,648	$23,337	$20,914

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows for the year ended December 31, 2025:

	Year Ended December 31, 2025
	(in thousands, except percentages)
Income before income taxes	$(167)
	Income Tax Expense	As a Percentage of Income Before Taxes
U.S. - Federal:	$(35)	21.0%
Nontaxable and Nondeductible Items:
Nondeductible executive compensation	2,154	(1289.8)%
Nondeductible legal and transaction costs	2,317	(1387.4)%
Prior period adjustments	125	(74.9)%
Other nondeductible expense	220	(131.7)%
Share-Based Payment Awards:	1,019	(610.2)%
Cross-Border Tax Laws:
Global intangible low-taxed income	405	(242.5)%
Changes in Valuation Allowance:	5,498	(3292.2)%
U.S. - State and Local Income Taxes, Net of Federal Effect (1):	250	(149.7)%
Foreign Tax Effects:
Canada
Statutory income tax rate differential	625	(374.3)%
Nondeductible share-based payment awards	2,014	(1206.0)%
Research credits	(550)	329.3%
Prior period adjustments	321	(192.2)%
Other	73	(43.7)%
Netherlands
Statutory income tax rate differential	1,263	(756.3)%
Nondeductible share-based payment awards	337	(201.8)%
Prior period adjustments	(1,581)	946.7%
Changes in valuation allowance	500	(299.4)%
Other	18	(10.8)%
United Kingdom
Statutory income tax rate differential	449	(268.9)%
Nondeductible share-based payment awards	408	(244.3)%
Nondeductible license fee	657	(393.4)%
Prior period adjustments	861	(515.6)%
Other	357	(213.8)%
Other Foreign Jurisdictions
Statutory income tax rate differential	160	(95.8)%
Nondeductible share-based payment awards	179	(107.2)%
Prior period adjustments	360	(215.6)%
Other	244	(146.1)%
Income Tax Expense	$18,648	(11166.5)%
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

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

The difference between the income tax expense (benefit) derived by applying the federal statutory income tax rate to our income before income taxes and the amount recognized in our Consolidated Financial Statements is as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

	(in thousands)
Expense derived by applying the federal statutory income tax rate to income before income taxes	$11,358	$9,393
State taxes, net of federal benefit	250	250
Research and experimentation tax credits	(550)	—
Global intangible low-taxed income	—	(49)
Withholding tax	—	79
Transaction costs	1,024	399
Non-taxable change in contingent consideration liability	(1,480)	—
Non-deductible executive compensation	3,155	2,099
Valuation allowance for deferred tax assets	3,737	2,867
Stock-based compensation	1,301	2,569
Meals and entertainment	328	224
Effect of foreign operations	4,312	2,343
Other	(98)	740
Income tax expense	$23,337	$20,914
The components of the net deferred tax amounts recognized in the accompanying Consolidated Balance Sheets were:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,187	$392
Accrued expenses	76	17
Net operating loss	18,146	14,763
Stock-based compensation	4,206	3,876
Interest expense	9,046	4,292
Deferred revenue	162	635
Capitalized research and development expense	30	2,599
Leases	788	782
Other credits	240	22
Total deferred tax assets	33,881	27,378
Valuation allowance	(14,036)	(7,764)
Deferred tax assets, net of valuation allowance	19,845	19,614
Deferred tax liabilities:
Property and equipment	1,880	1,578
Prepaid expenses	1,161	1,271
Leases	1,461	36
Unrealized exchange loss	12	983
Intangibles	13,014	17,168
Total deferred tax liabilities	17,528	21,036
Net deferred tax asset (liability)	$2,317	$(1,422)

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
Geographic Information
We base revenue by geography on the shipping address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. The following tables set forth revenue by geographic area:

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Revenue
United States, country of domicile	$252,591	$224,227	$205,974
United Kingdom	51,934	48,668	43,225
All other international	204,315	192,657	172,964
Total revenue	$508,840	$465,552	$422,163
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of December 31, 2025 and 2024, respectively. The following tables set forth net long-lived assets by geographic area:

	December 31,
	2025	2024

	(in thousands)
Long-lived assets, net
United States, country of domicile	$11,686	$11,032
Switzerland	12,694	15,395
United Kingdom	5,724	2,668
All other international	8,288	7,464
Total long-lived assets, net	$38,392	$36,559

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

17. Revision of Previously Issued Financial Statements
We identified errors related to (i) the net overstatement of revenue associated with certain subscription arrangements and (ii) the accounting for vendor credits on server infrastructure trade-ins, resulting in errors in other income and depreciation expense. Also, we have other immaterial errors from prior periods, including certain balance sheet accounts originating from our 2021 separation from SolarWinds, primarily related to the calculation of foreign exchange. We assessed these errors individually and in the aggregate and concluded they were not material to any previously issued annual or interim consolidated financial statements. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission (“SEC”), the Company concluded that correcting the cumulative error in the current period would be material. As a result, we revised our previously issued financial statements.
Additionally, in conjunction with the revision, the Company is correcting certain other immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its financial statements.
The revised amounts for the years ended December 31, 2025, 2024 and 2023, and as of December 31, 2025 and 2024 are reflected in the accompanying Consolidated Financial Statements and related footnotes. For the years ended December 31, 2025, 2024 and 2023, revisions to the Consolidated Statements of Stockholders’ Equity are limited to changes in net (loss) income and foreign currency translation adjustments, and the resulting impact to accumulated other comprehensive (loss) income, retained earnings, and total stockholders’ equity. These revisions align to the revised Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income presented below.

Consolidated Balance Sheets
(In thousands)

	December 31, 2025
	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Accounts receivable, net of allowance of $4,059 as of December 31, 2025	50,342	(370)	49,972
Total current assets	216,440	(370)	216,070
Property and equipment, net	37,962	430	38,392
Deferred taxes	4,412	(248)	4,164
Total assets	$1,409,906	$(188)	$1,409,718
Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities and other	55,756	(473)	55,283
Income taxes payable	9,803	183	9,986
Current portion of deferred revenue	24,494	2,713	27,207
Total current liabilities	181,815	2,423	184,238
Long-term liabilities:
Total liabilities	605,251	2,423	607,674
Stockholders’ equity:
Accumulated other comprehensive income	33,694	(1,180)	32,514
Retained earnings	54,172	(1,431)	52,741
Total stockholders' equity	804,655	(2,611)	802,044
Total liabilities and stockholders' equity	$1,409,906	$(188)	$1,409,718

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024
	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Accounts receivable, net of allowance of $886 as of December 31, 2024	44,909	(370)	44,539
Current contract assets	12,786	189	12,975
Total current assets	183,923	(181)	183,742
Property and equipment, net	36,162	397	36,559
Total assets	$1,338,847	$216	$1,339,063
Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities and other	51,057	(473)	50,584
Income taxes payable	9,733	109	9,842
Current portion of deferred revenue	23,977	312	24,289
Total current liabilities	150,098	(52)	150,046
Long-term liabilities:
Total liabilities	579,559	(52)	579,507
Stockholders’ equity:
Accumulated other comprehensive loss	(21,095)	(84)	(21,179)
Retained earnings	71,204	352	71,556
Total stockholders' equity	759,288	268	759,556
Total liabilities and stockholders' equity	$1,338,847	$216	$1,339,063

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share information)

	Year Ended December 31, 2025
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$511,430	$(2,590)	$508,840
Cost of revenue:
Cost of revenue	100,180	303	100,483
Total cost of revenue	117,054	303	117,357
Gross profit	394,376	(2,893)	391,483
Operating income	36,789	(2,893)	33,896
Other expense, net:
Other income, net	1,599	335	1,934
Total other expense, net	(34,398)	335	(34,063)
Income (loss) before income taxes	2,391	(2,558)	(167)
Income tax expense	19,423	(775)	18,648
Net loss	$(17,032)	$(1,783)	$(18,815)
Foreign currency translation adjustment	54,789	(1,096)	53,693
Other comprehensive income	54,789	(1,096)	53,693
Comprehensive income	$37,757	$(2,879)	$34,878
Net loss per share:
Basic loss per share	$(0.09)	$(0.01)	$(0.10)
Diluted loss per share	$(0.09)	$(0.01)	$(0.10)
Weighted-average shares used to compute net loss per share:
Shares used in computation of basic loss per share:	187,819	187,819	187,819
Shares used in computation of diluted loss per share:	187,819	187,819	187,819

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$466,147	$(595)	$465,552
Cost of revenue:
Cost of revenue	77,159	195	77,354
Total cost of revenue	80,679	195	80,874
Gross profit	385,468	(790)	384,678
Operating expenses:
General and administrative	76,514	(303)	76,211
Total operating expenses	303,098	(303)	302,795
Operating income	82,370	(487)	81,883
Other expense, net:
Other income, net	1,931	294	2,225
Total other expense, net	(28,100)	294	(27,806)
Income before income taxes	54,270	(193)	54,077
Income tax expense	23,312	25	23,337
Net income	$30,958	$(218)	$30,740
Foreign currency translation adjustment	(25,504)	(84)	(25,588)
Other comprehensive loss	(25,504)	(84)	(25,588)
Comprehensive income	$5,454	$(302)	$5,152

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$421,880	$283	$422,163
Cost of revenue:
Cost of revenue	66,369	62	66,431
Total cost of revenue	68,208	62	68,270
Gross profit	353,672	221	353,893
Operating expenses:
General and administrative	69,885	174	70,059
Total operating expenses	283,353	174	283,527
Operating income	70,319	47	70,366
Other expense, net:
Other income, net	4,259	359	4,618
Total other expense, net	(25,993)	359	(25,634)
Income before income taxes	44,326	406	44,732
Net income	$23,412	$406	$23,818
Comprehensive income	$35,636	$406	$36,042

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(17,032)	$(1,783)	$(18,815)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,057	303	44,360
Gain on disposal of assets	—	(335)	(335)
Deferred taxes	(3,821)	248	(3,573)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(6,742)	189	(6,553)
Income taxes payable	311	(1,023)	(712)
Deferred revenue	(732)	2,401	1,669
Net cash provided by operating activities	93,202	—	93,202
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$335	$335

	Year Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$30,958	$(218)	$30,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,725	195	25,920
Gain on disposal of assets	—	(294)	(294)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(11,430)	283	(11,147)
Operating lease right-of-use assets, net	438	(303)	135
Income taxes payable	4,881	25	4,906
Net cash provided by operating activities	79,437	—	79,437
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$294	$294

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$23,412	$406	$23,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,623	62	21,685
Gain on disposal of assets	—	(359)	(359)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(894)	(283)	(1,177)
Operating lease right-of-use assets, net	(1,550)	174	(1,376)
Net cash provided by operating activities	90,089	—	90,089
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$359	$359
18. Quarterly Results (Unaudited)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

As described in Note 17, Revision of Previously Issued Financial Statements, we revised our previously issued consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023. A summary of the corrections to the affected financial statement line items in our consolidated financial statements for each quarterly and year-to-date period within the years ended December 31, 2025 and 2024 is presented below.

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share information)

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$118,197	$(109)	$118,088
Cost of revenue:
Cost of revenue	23,511	55	23,566
Total cost of revenue	27,678	55	27,733
Gross profit	90,519	(164)	90,355
Operating expenses:
Operating income	1,824	(164)	1,660
Other expense, net:
Other income, net	1,385	123	1,508
Total other expense, net	(5,686)	123	(5,563)
Loss before income taxes	(3,862)	(41)	(3,903)
Income tax expense	3,300	18	3,318
Net loss	$(7,162)	$(59)	$(7,221)
Foreign currency translation adjustment	16,425	(333)	16,092
Other comprehensive income	16,425	(333)	16,092
Comprehensive income	$9,263	$(392)	$8,871

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$131,249	$(728)	$130,521	$249,446	$(837)	$248,609
Cost of revenue:
Cost of revenue	24,468	74	24,542	47,979	129	48,108
Total cost of revenue	28,697	74	28,771	56,375	129	56,504
Gross profit	102,552	(802)	101,750	193,071	(966)	192,105
Operating expenses:
Operating income	10,122	(802)	9,320	11,946	(966)	10,980
Other expense, net:
Other income, net	(854)	39	(815)	531	162	693
Total other expense, net	(8,944)	39	(8,905)	(14,630)	162	(14,468)
Income (loss) before income taxes	1,178	(763)	415	(2,684)	(804)	(3,488)
Income tax expense	5,200	(154)	5,046	8,500	(136)	8,364
Net loss	$(4,022)	$(609)	$(4,631)	$(11,184)	$(668)	$(11,852)
Foreign currency translation adjustment	37,307	(747)	36,560	53,732	(1,080)	52,652
Other comprehensive income	37,307	(747)	36,560	53,732	(1,080)	52,652
Comprehensive income	$33,285	$(1,356)	$31,929	$42,548	$(1,748)	$40,800

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$131,710	$(652)	$131,058	$381,156	$(1,489)	$379,667
Cost of revenue:
Cost of revenue	25,409	81	25,490	73,388	210	73,598
Total cost of revenue	29,649	81	29,730	86,024	210	86,234
Gross profit	102,061	(733)	101,328	295,132	(1,699)	293,433
Operating expenses:
Operating income	11,600	(733)	10,867	23,546	(1,699)	21,847
Other expense, net:
Other income, net	4,793	157	4,950	5,324	319	5,643
Total other expense, net	(3,838)	157	(3,681)	(18,468)	319	(18,149)
Income before income taxes	7,762	(576)	7,186	5,078	(1,380)	3,698
Income tax expense	6,379	(107)	6,272	14,879	(243)	14,636
Net income (loss)	$1,383	$(469)	$914	$(9,801)	$(1,137)	$(10,938)
Foreign currency translation adjustment	1,199	(24)	1,175	54,931	(1,104)	53,827
Other comprehensive income	1,199	(24)	1,175	54,931	(1,104)	53,827
Comprehensive income	$2,582	$(493)	$2,089	$45,130	$(2,241)	$42,889
Net income (loss) per share:
Basic income (loss) per share	$0.01	$(0.00)	$0.00	$(0.05)	$(0.01)	$(0.06)
Diluted income (loss) per share	$0.01	$(0.00)	$0.00	$(0.05)	$(0.01)	$(0.06)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic income (loss) per share:	187,599	187,599	187,599	188,213	188,213	188,213
Shares used in computation of diluted income (loss) per share:	188,420	188,420	188,420	188,213	188,213	188,213

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended December 31, 2025
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$130,274	$(1,101)	$129,173
Cost of revenue:
Cost of revenue	26,792	93	26,885
Total cost of revenue	31,030	93	31,123
Gross profit	99,244	(1,194)	98,050
Operating expenses:
Operating income	13,243	(1,194)	12,049
Other expense, net:
Other (expense) income, net	(3,725)	16	(3,709)
Total other expense, net	(15,930)	16	(15,914)
Income (loss) before income taxes	(2,687)	(1,178)	(3,865)
Income tax expense	4,544	(532)	4,012
Net loss	$(7,231)	$(646)	$(7,877)
Foreign currency translation adjustment	(142)	8	(134)
Other comprehensive (loss) income	(142)	8	(134)
Comprehensive (loss) income	$(7,373)	$(638)	$(8,011)
Net loss per share:
Basic loss per share	$(0.04)	$(0.00)	$(0.04)
Diluted loss per share	$(0.04)	$(0.00)	$(0.04)
Weighted-average shares used to compute net loss per share:
Shares used in computation of basic loss per share:	186,655	186,655	186,655
Shares used in computation of diluted loss per share:	186,655	186,655	186,655

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$113,749	$(208)	$113,541
Cost of revenue:
Cost of revenue	17,836	38	17,874
Total cost of revenue	18,297	38	18,335
Gross profit	95,452	(246)	95,206
Operating expenses:
General and administrative	17,049	(16)	17,033
Total operating expenses	74,961	(16)	74,945
Operating income	20,491	(230)	20,261
Other expense, net:
Other income, net	285	63	348
Total other expense, net	(7,336)	63	(7,273)
Loss before income taxes	13,155	(167)	12,988
Income tax expense	5,699	6	5,705
Net loss	$7,456	$(173)	$7,283
Foreign currency translation adjustment	(10,395)	(398)	(10,793)
Other comprehensive income	(10,395)	(398)	(10,793)
Comprehensive income	$(2,939)	$(571)	$(3,510)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$119,447	$(1,102)	$118,345	$233,196	$(1,310)	$231,886
Cost of revenue:
Cost of revenue	18,706	46	18,752	36,542	84	36,626
Total cost of revenue	19,164	46	19,210	37,461	84	37,545
Gross profit	100,283	(1,148)	99,135	195,735	(1,394)	194,341
Operating expenses:
General and administrative	23,048	49	23,097	40,097	33	40,130
Total operating expenses	78,304	49	78,353	153,265	33	153,298
Operating income	21,979	(1,197)	20,782	42,470	(1,427)	41,043
Other expense, net:
Other income, net	1,142	72	1,214	1,427	135	1,562
Total other expense, net	(6,464)	72	(6,392)	(13,800)	135	(13,665)
Income (loss) before income taxes	15,515	(1,125)	14,390	28,670	(1,292)	27,378
Income tax expense	6,060	6	6,066	11,759	12	11,771
Net loss	$9,455	$(1,131)	$8,324	$16,911	$(1,304)	$15,607
Foreign currency translation adjustment	(3,035)	65	(2,970)	(13,430)	(333)	(13,763)
Other comprehensive income	(3,035)	65	(2,970)	(13,430)	(333)	(13,763)
Comprehensive income	$6,420	$(1,066)	$5,354	$3,481	$(1,637)	$1,844
Net loss per share:
Basic loss per share	$0.05	$(0.01)	$0.04	$0.09	$(0.01)	$0.08
Diluted loss per share	$0.05	$(0.01)	$0.04	$0.09	$(0.01)	$0.08
Weighted-average shares used to compute net loss per share:
Shares used in computation of basic loss per share:	184,996	184,996	184,996	184,504	188,527	188,527
Shares used in computation of diluted loss per share:	187,274	187,274	187,274	187,560	188,527	188,527

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$116,442	$1,033	$117,475	$349,638	$(277)	$349,361
Cost of revenue:
Cost of revenue	19,433	52	19,485	55,975	136	56,111
Total cost of revenue	19,900	52	19,952	57,361	136	57,497
Gross profit	96,542	981	97,523	292,277	(413)	291,864
Operating expenses:
General and administrative	17,330	36	17,366	57,427	69	57,496
Total operating expenses	72,634	36	72,670	225,899	69	225,968
Operating income	23,908	945	24,853	66,378	(482)	65,896
Other expense, net:
Other income, net	2,269	75	2,344	3,696	210	3,906
Total other expense, net	(5,266)	75	(5,191)	(19,066)	210	(18,856)
Income before income taxes	18,642	1,020	19,662	47,312	(272)	47,040
Income tax expense	7,885	6	7,891	19,644	18	19,662
Net income (loss)	$10,757	$1,014	$11,771	$27,668	$(290)	$27,378
Foreign currency translation adjustment	19,800	(393)	19,407	6,370	(726)	5,644
Other comprehensive income	19,800	(393)	19,407	6,370	(726)	5,644
Comprehensive income	$30,557	$621	$31,178	$34,038	$(1,016)	$33,022
Net income (loss) per share:
Basic income (loss) per share	$0.06	$0.01	$0.06	$0.15	$(0.00)	$0.15
Diluted income (loss) per share	$0.06	$0.01	$0.06	$0.15	$(0.00)	$0.15
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic income (loss) per share:	185,506	187,599	187,599	184,840	184,840	184,840
Shares used in computation of diluted income (loss) per share:	188,074	188,420	188,420	188,039	188,039	188,039

	Three Months Ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$116,509	$(318)	$116,191
Cost of revenue:
Cost of revenue	21,184	59	21,243
Total cost of revenue	23,318	59	23,377
Gross profit	93,191	(377)	92,814
Operating expenses:
General and administrative	19,087	(372)	18,715
Total operating expenses	77,199	(372)	76,827
Operating income	15,992	(5)	15,987
Other expense, net:
Other (expense) income, net	(1,765)	84	(1,681)
Total other expense, net	(9,034)	84	(8,950)
Income (loss) before income taxes	6,958	79	7,037
Income tax expense	3,668	7	3,675
Net loss	$3,290	$72	$3,362
Foreign currency translation adjustment	(31,874)	642	(31,232)
Other comprehensive (loss) income	(31,874)	642	(31,232)
Comprehensive (loss) income	$(28,584)	$714	$(27,870)

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(7,162)	$(59)	$(7,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,417	55	10,472
Gain on disposal of assets	—	(123)	(123)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	2,859	47	2,906
Income taxes payable	349	18	367
Deferred revenue	(558)	62	(496)
Net cash provided by operating activities	19,677	—	19,677
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$123	$123

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(11,184)	$(668)	$(11,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,281	129	21,410
Gain on disposal of assets	—	(162)	(162)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(3,193)	94	(3,099)
Income taxes payable	(441)	(136)	(577)
Deferred revenue	(3,641)	743	(2,898)
Net cash provided by operating activities	43,864	—	43,864
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$162	$162

	Nine Months Ended September 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(9,801)	$(1,137)	$(10,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,362	210	32,572
Gain on disposal of assets	—	(319)	(319)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(10,050)	141	(9,909)
Income taxes payable	685	(243)	442
Deferred revenue	(5,621)	1,348	(4,273)
Net cash provided by operating activities	67,866	—	67,866
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$319	$319

N-able, Inc.
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$7,456	$(173)	$7,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,819	38	5,857
Gain on disposal of assets	—	(63)	(63)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(3,708)	184	(3,524)
Operating lease right-of-use assets, net	(46)	(16)	(62)
Income taxes payable	6,005	6	6,011
Deferred revenue	289	24	313
Net cash provided by operating activities	4,184	—	4,184
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$63	$63

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$16,911	$(1,304)	$15,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,723	84	11,807
Gain on disposal of assets	—	(135)	(135)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(11,457)	1	(11,456)
Operating lease right-of-use assets, net	105	33	138
Income taxes payable	9,165	12	9,177
Deferred revenue	(2,082)	1,309	(773)
Net cash provided by operating activities	31,462	—	31,462
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$135	$135

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net income	$27,668	$(290)	$27,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,777	136	17,913
Gain on disposal of assets	—	(210)	(210)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(14,896)	213	(14,683)
Operating lease right-of-use assets, net	52	69	121
Income taxes payable	15,893	18	15,911
Deferred revenue	(1,642)	64	(1,578)
Net cash provided by operating activities	53,451	—	53,451
Supplemental disclosure of non-cash activities:
Assets acquired in exchange for vendor credits	$—	$210	$210

N-ABLE, INC.
FINANCIAL STATEMENT SCHEDULE
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charge to Expense	Charge to Other Accounts	Deductions (Write-Offs, Net of Recoveries)	Ending Balance

	(in thousands)
Allowance for doubtful accounts, customers and other:
Year ended December 31, 2023	$1,330	$4,323	$—	$(4,482)	$1,171
Year ended December 31, 2024	1,171	3,880	—	(4,165)	886
Year ended December 31, 2025	886	9,153	—	(5,980)	4,059

Tax valuation allowances:
Year ended December 31, 2023	$3,637	$2,867	$—	$(1,591)	$4,913
Year ended December 31, 2024	4,913	4,412	—	(1,561)	7,764
Year ended December 31, 2025	7,764	6,272	—	—	14,036