Form 10-Q
period 2026-06-30
N-able, Inc.
filed 2026-08-10
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On August 5, 2026, 188,906,050 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations regarding the impact of AI on our business;
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
•the risk that any unremediated material weakness could result in a material misstatement in our financial statements, and the increased costs associated with implementing remediation efforts relating to any material weakness, including the material weakness identified in the second quarter 2026; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$115,812	$111,837
Accounts receivable, net of allowances of $3,989 and $4,059 as of June 30, 2026 and December 31, 2025, respectively	46,340	49,972
Income tax receivable	3,181	3,432
Recoverable taxes	7,319	9,807
Current contract assets	15,420	19,528
Prepaid and other current assets	23,773	21,494
Total current assets	211,845	216,070
Property and equipment, net	43,370	38,392
Operating lease right-of-use assets	36,723	28,666
Deferred taxes	4,011	4,164
Goodwill	1,012,144	1,024,300
Intangible assets, net	55,249	64,786
Other assets, net	32,187	33,340
Total assets	$1,395,529	$1,409,718
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,663	$8,999
Accrued liabilities and other	42,742	55,283
Current contingent consideration	—	10,840
Current deferred consideration	64,024	60,720
Current operating lease liabilities	7,328	7,203
Income taxes payable	5,668	9,986
Current portion of deferred revenue	20,937	27,207
Current debt obligation	4,000	4,000
Total current liabilities	162,362	184,238
Long-term liabilities:
Deferred revenue, net of current portion	878	1,747
Non-current deferred taxes	1,722	1,847
Non-current operating lease liabilities	36,861	29,284
Long-term debt, net of current portion	388,327	389,873
Other long-term liabilities	751	685
Total liabilities	590,901	607,674
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 192,681,679 and 190,459,837 shares issued, and 188,905,524 and 186,683,682 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	193	190
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 3,776,155 shares as of June 30, 2026 and December 31, 2025	(30,000)	(30,000)
Additional paid-in capital	763,948	746,599
Accumulated other comprehensive income	17,669	32,514
Retained earnings	52,818	52,741
Total stockholders' equity	804,628	802,044
Total liabilities and stockholders' equity	$1,395,529	$1,409,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription and other revenue	$138,223	$130,521	$270,592	$248,609
Cost of revenue:
Cost of revenue	27,784	24,542	55,386	48,108
Amortization of acquired technologies	4,237	4,229	8,478	8,396
Total cost of revenue	32,021	28,771	63,864	56,504
Gross profit	106,202	101,750	206,728	192,105
Operating expenses:
Sales and marketing	42,686	42,362	85,272	82,766
Research and development	26,627	26,336	52,765	50,220
General and administrative	19,916	23,229	40,163	47,137
Amortization of acquired intangibles	497	503	993	1,002
Total operating expenses	89,726	92,430	179,193	181,125
Operating income	16,476	9,320	27,535	10,980
Other expense, net:
Interest expense, net	(8,343)	(8,090)	(15,932)	(15,161)
Other (expense) income, net	(413)	(815)	(1,096)	693
Total other expense, net	(8,756)	(8,905)	(17,028)	(14,468)
Income (loss) before income taxes	7,720	415	10,507	(3,488)
Income tax expense	5,960	5,046	10,430	8,364
Net income (loss)	$1,760	$(4,631)	$77	$(11,852)
Net income (loss) per share:
Basic income (loss) per share	$0.01	$(0.02)	$0.00	$(0.06)
Diluted income (loss) per share	$0.01	$(0.02)	$0.00	$(0.06)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic income (loss) per share:	188,632	188,823	188,091	188,527
Shares used in computation of diluted income (loss) per share:	189,115	188,823	189,225	188,527
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$1,760	$(4,631)	$77	$(11,852)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,992)	36,560	(14,845)	52,652
Other comprehensive (loss) income	(2,992)	36,560	(14,845)	52,652
Comprehensive (loss) income	$(1,232)	$31,929	$(14,768)	$40,800
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance as of March 31, 2026	192,155	$191	(3,776)	$(30,000)	$754,422	$20,661	$51,058	$796,332
Net income	—	—	—	—	—	—	1,760	1,760
Foreign currency translation adjustment	—	—	—	—	—	(2,992)	—	(2,992)
Exercise of stock options	19	—	—	—	4	—	—	4
Restricted stock units issued, net of shares withheld for taxes	508	2	—	—	(771)	—	—	(769)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,293	—	—	10,293
Balance as of June 30, 2026	192,682	$193	(3,776)	$(30,000)	$763,948	$17,669	$52,818	$804,628

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2025	190,460	$190	(3,776)	$(30,000)	$746,599	$32,514	$52,741	$802,044
Net income	—	—	—	—	—	—	77	77
Foreign currency translation adjustment	—	—	—	—	—	(14,845)	—	(14,845)
Exercise of stock options	21	—	—	—	7	—	—	7
Restricted stock units issued, net of shares withheld for taxes	1,944	3	—	—	(5,375)	—	—	(5,372)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	257	—	—	—	1,177	—	—	1,177
Repurchase of common stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,540	—	—	21,540
Balance at June 30, 2026	192,682	$193	(3,776)	$(30,000)	$763,948	$17,669	$52,818	$804,628

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at March 31, 2025	189,061	$189	—	$—	$715,540	$(5,087)	$64,335	$774,977
Net loss	—	—	—	—	—	—	(4,631)	(4,631)
Foreign currency translation adjustment	—	—	—	—	—	36,560	—	36,560
Exercise of stock options	—	—	—	—	—	—	—	—
Restricted stock units issued, net of shares withheld for taxes	498	1	—	—	(2,058)	—	—	(2,057)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(1,250)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	13,088	—	—	13,088
Balance as of June 30, 2025	189,559	$190	(1,250)	$(10,000)	$726,570	$31,473	$59,704	$807,937

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2024	187,529	$187	—	$—	$708,992	$(21,179)	$71,556	$759,556
Net loss	—	—	—	—	—	—	(11,852)	(11,852)
Foreign currency translation adjustment	—	—	—	—	—	52,652	—	52,652
Exercise of stock options	7	—	—	—	2	—	—	2
Restricted stock units issued, net of shares withheld for taxes	1,769	3	—	—	(9,770)	—	—	(9,767)
Issuance of stock	102	—	—	—	1,107	—	—	1,107
Issuance of stock under employee stock purchase plan	152	—	—	—	1,296	—	—	1,296
Repurchase of common stock	—	—	(1,250)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	24,943	—	—	24,943
Balance at June 30, 2025	189,559	$190	(1,250)	$(10,000)	$726,570	$31,473	$59,704	$807,937
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$77	$(11,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,013	21,410
(Benefit from) provision for doubtful accounts	(70)	237
Stock-based compensation expense	21,196	24,553
Gain on asset disposal	—	(162)
Deferred taxes	(19)	79
Amortization of debt issuance costs and discounts	454	784
Loss on foreign currency exchange rates	2,400	1,594
(Gain) loss on contingent consideration	(303)	1,618
Deferred consideration expense	3,304	7,530
Loss (gain) on lease modification	11	(441)
Other non-cash expenses	2	521
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	3,701	(2,838)
Income taxes receivable	234	(231)
Recoverable taxes	2,377	16,713
Current contract assets	4,108	(3,099)
Operating lease right-of-use assets, net	(1,455)	(163)
Prepaid expenses and other current assets	(47)	(4,446)
Accounts payable	5,669	653
Accrued liabilities and other	(10,473)	(5,679)
Income taxes payable	(4,150)	(577)
Deferred revenue	(7,140)	(2,898)
Other long-term assets	2,030	424
Other long-term liabilities	66	134
Net cash provided by operating activities	43,985	43,864
Cash flows from investing activities
Purchases of property and equipment	(11,495)	(7,076)
Purchases of intangible assets and other	(5,247)	(5,797)
Return of deposits in escrow	—	299
Net cash used in investing activities	(16,742)	(12,574)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(5,375)	(9,770)
Exercise of stock options	—	2
Proceeds from issuance of common stock under employee stock purchase plan	1,177	1,296
Repurchase of common stock	—	(10,000)
Deferred acquisition payments	(10,537)	(5,358)
Repayments of borrowings under Credit Agreement	(2,000)	(1,750)
Payments of debt issuance costs	(2,298)	—
Net cash used in financing activities	(19,033)	(25,580)
Effect of exchange rate changes on cash and cash equivalents	(4,235)	2,968
Net increase in cash and cash equivalents	3,975	8,678
Cash and cash equivalents
Beginning of period	111,837	85,196
End of period	$115,812	$93,874
Supplemental disclosure of cash flow information
Cash paid for interest	$13,402	$12,706
Cash paid for income taxes	$13,604	$5,897
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$2,403	$491
Right-of-use assets obtained in exchange for operating lease liabilities	$10,877	$5,580
Assets acquired in exchange for vendor credits	$—	$162

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI-powered cybersecurity platform delivers business resilience to approximately 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies, except as described below.
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, referred to as our “2025 Annual Report.”
Revision of Previously Issued Financial Statements
During the three months ended June 30, 2026, we identified errors related to (i) the net overstatement of revenue associated with certain subscription arrangements and (ii) the accounting for vendor credits on server infrastructure trade-ins, resulting in errors in other income and depreciation expense. Also, we have other immaterial errors from prior periods, including certain balance sheet accounts originating from our 2021 separation from SolarWinds, primarily related to the calculation of foreign exchange. We assessed these errors individually and in the aggregate and concluded they were not material to any previously issued annual or interim consolidated financial statements. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission (“SEC”), the Company concluded that correcting the cumulative errors in the current period would be material to its statement of operations for the three and six months ended June 30, 2026. As a result, we revised our previously issued financial statements.
Additionally, in conjunction with the revision, the Company is correcting certain other immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its financial statements.
The revised amounts as of and for the three and six months ended June 30, 2025 are reflected in the accompanying Consolidated Financial Statements and related footnotes. In addition, the amounts presented for the six months ended June 30, 2026 in the accompanying Consolidated Financial Statements reflect the correction of the errors attributable to the three months ended March 31, 2026.
For the three and six months ended June 30, 2025 and the six months ended June 30, 2026, revisions to the Consolidated Statements of Stockholders’ Equity are limited to changes in net loss and foreign currency translation adjustments, and the resulting impact to accumulated other comprehensive (loss) income, retained earnings, and total stockholders’ equity. These revisions align to the revised Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income presented below. Amounts presented herein for prior periods, including in the applicable notes to the Consolidated Financial Statements, reflect the revision.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet
(In thousands)

	March 31, 2026
	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$117,812	$—	$117,812
Accounts receivable, net of allowance of $4,232 as of March 31, 2026	46,062	(370)	45,692
Total current assets	210,976	(370)	210,606
Property and equipment, net	37,786	338	38,124
Deferred taxes	4,262	(248)	4,014
Total assets	$1,395,316	$(280)	$1,395,036
Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities and other	40,298	(473)	39,825
Income taxes payable	9,717	(1,327)	8,390
Current portion of deferred revenue	20,677	4,019	24,696
Total current liabilities	167,396	2,219	169,615
Long-term liabilities:
Total liabilities	596,485	2,219	598,704
Stockholders’ equity:
Retained earnings	53,557	(2,499)	51,058
Total stockholders' equity	798,831	(2,499)	796,332
Total liabilities and stockholders' equity	$1,395,316	$(280)	$1,395,036

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share information)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$131,249	$(728)	$130,521	$249,446	$(837)	$248,609
Cost of revenue:
Cost of revenue	24,468	74	24,542	47,979	129	48,108
Total cost of revenue	28,697	74	28,771	56,375	129	56,504
Gross profit	102,552	(802)	101,750	193,071	(966)	192,105
Operating income	10,122	(802)	9,320	11,946	(966)	10,980
Other expense, net:
Other (expense) income, net	(854)	39	(815)	531	162	693
Total other expense, net	(8,944)	39	(8,905)	(14,630)	162	(14,468)
Profit (loss) before income taxes	1,178	(763)	415	(2,684)	(804)	(3,488)
Income tax expense	5,200	(154)	5,046	8,500	(136)	8,364
Net loss	$(4,022)	$(609)	$(4,631)	$(11,184)	$(668)	$(11,852)
Other comprehensive income:
Foreign currency translation adjustment	37,307	(747)	36,560	53,732	(1,080)	52,652
Other comprehensive income	37,307	(747)	36,560	53,732	(1,080)	52,652
Comprehensive income	$33,285	$(1,356)	$31,929	$42,548	$(1,748)	$40,800

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$133,675	$(1,306)	$132,369
Cost of revenue:
Cost of revenue	27,510	92	27,602
Total cost of revenue	31,751	92	31,843
Gross profit	101,924	(1,398)	100,526
Total operating expenses	89,467	—	89,467
Operating income	12,457	(1,398)	11,059
Other expense, net:
Total other expense, net	(8,272)	—	(8,272)
Income before income taxes	4,185	(1,398)	2,787
Income tax expense	4,800	(330)	4,470
Net loss	$(615)	$(1,068)	$(1,683)
Other comprehensive loss:
Foreign currency translation adjustment	(13,033)	1,180	(11,853)
Other comprehensive loss	(13,033)	1,180	(11,853)
Comprehensive loss	$(13,648)	$112	$(13,536)
Net loss per share:
Basic loss per share	$(0.00)	$(0.01)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)	$(0.01)

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(11,184)	$(668)	$(11,852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,281	129	21,410
Gain on asset disposal	—	(162)	(162)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(3,193)	94	(3,099)
Income taxes payable	(441)	(136)	(577)
Deferred revenue	(3,641)	743	(2,898)
Net cash provided by operating activities	43,864	—	43,864

	Three Months Ended March 31, 2026
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(615)	$(1,068)	$(1,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,356	92	11,448
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Income taxes payable	(1,100)	(330)	(1,430)
Deferred revenue	(4,207)	1,306	(2,901)
Net cash provided by operating activities	17,471	—	17,471

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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
•revenue recognition; and
•income taxes.
Money Market Fund Financial Assets
As of June 30, 2026 and December 31, 2025, we have money market fund financial assets of $69.4 million and $68.2 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying values reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
Debt
The Company accounts for debt instruments in accordance with ASC 470, Debt. Debt is initially recorded at the amount of cash proceeds received, adjusted for debt discounts, premiums, and issuance costs, and is subsequently measured at amortized cost using the effective interest method. Debt is classified as current or noncurrent based on the contractual maturity date and the absence or presence of conditions that would require repayment within twelve months of the balance sheet date.
The Company’s financing arrangements may include non-revolving delayed draw debt commitments. Fees paid in connection with obtaining such commitments are deferred and recorded as a loan commitment asset, which represents the Company’s contractual right to access future financing. The loan commitment asset is initially measured at fair value and is assessed for impairment at each reporting period. Upon the funding of a delayed draw term loan, the Company derecognizes the associated portion of the loan commitment asset and records it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. If it becomes probable that all or a portion of the loan commitment will not be drawn, the related portion of the loan commitment asset is expensed immediately.
Goodwill
Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually during the fourth

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
quarter, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. We operate as a single reporting unit for purposes of goodwill impairment testing. An impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
We estimate the fair value of our single reporting unit using a market approach based on the Company’s market capitalization, as adjusted for an appropriate control premium. We operate as a single reporting unit and our common stock is actively traded in an observable market, and we therefore concluded that our market capitalization, as adjusted for a control premium, provides the most representative indication of the fair value of the reporting unit.
In applying the market approach, we believe a market participant buyer would generally be willing to pay a premium above the quoted market price of our common stock to obtain a controlling interest in the business. The control premium is derived from control premiums observed in comparable market transactions and is compared to the implied control premium based upon estimated synergies that would be realized by a hypothetical buyer. The selection of an appropriate control premium requires judgment and represents a key assumption used in estimating the fair value of the reporting unit. See Note 4. Goodwill for further information regarding the interim goodwill impairment test performed during the three months ended June 30, 2026.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income

	(in thousands)
Balance as of December 31, 2025	$32,514	$32,514
Other comprehensive loss before reclassification	(14,845)	(14,845)
Amount reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(14,845)	(14,845)
Balance as of June 30, 2026	$17,669	$17,669
Revenue
Our revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Subscription revenue	$137,071	$129,146	$268,224	$245,886
Other revenue	1,152	1,375	2,368	2,723
Total subscription and other revenue	$138,223	$130,521	$270,592	$248,609
During the three and six months ended June 30, 2026 and 2025, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue recognized at a point in time	$12,114	$16,709	$19,658	$26,831
Revenue recognized over time	126,109	113,812	250,934	221,778
Total revenue recognized	$138,223	$130,521	$270,592	$248,609

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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The following table reflects the changes in our total deferred revenue balance for the six months ended June 30, 2026:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2025	$28,954
Deferred revenue recognized	(20,241)
Additional amounts deferred	13,102
Balance as of June 30, 2026	$21,815
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. Current contract assets were $15.4 million and $19.5 million as of June 30, 2026 and December 31, 2025, respectively. Non-current contract assets were $0.3 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current capitalized commissions were $3.3 million and $2.7 million as of June 30, 2026 and December 31, 2025, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.1 million and $2.3 million as of June 30, 2026 and December 31, 2025, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.7 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively. We recognized amortization of capitalized commissions of $1.4 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of June 30, 2026, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$279,750	$209,428	$69,687	$635

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Cost of Revenue
Amortization of Acquired Technologies. During the three and six months ended June 30, 2026 and 2025, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Amortization of acquired technologies	$4,237	$4,229	$8,478	$8,396
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The results of operations related to Adlumin since the acquisition date are included in our Consolidated Financial Statements. Of the $120.0 million of deferred consideration, $7.0 million and $7.8 million are contingent upon certain employees’ continued employment on the first and second anniversaries of the closing date, respectively. The amounts associated with continued employment are accounted for as compensation expense for post-combination services. During the year ended December 31, 2025, we paid $6.2 million of such amounts in connection with the first anniversary of the closing date. Of the remaining $105.2 million of deferred consideration, $45.5 million and $59.7 million are required to be paid on the first and second anniversary dates of the closing, respectively, based upon the passage of time and were recorded at fair value as of the date of the transaction. During the year ended December 31, 2025, we paid $45.5 million of such amounts in connection with the first anniversary of the closing date.
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of June 30, 2026, the fair value of the deferred consideration, net of payments of $51.7 million, was $64.0 million, resulting in the recognition of expense of $1.7 million and $3.3 million for the three and six months ended June 30, 2026, respectively. We recognized $0.9 million and $1.7 million in general and administrative expense related to the service-based portion of deferred consideration, and $0.8 million and $1.6 million in interest expense related to the time-based portion of the deferred consideration, for the three and six months ended June 30, 2026, respectively.
At the date of acquisition, the fair value of the contingent consideration was $16.6 million. The earn-out arrangement provided for up to $15.0 million in potential cash payments for each of the 2024 and 2025 fiscal years, based upon the achievement of certain performance metrics against defined targets. In June 2025, we made a cash earn-out payment of $5.4 million related to the 2024 fiscal year performance metrics. During the three months ended June 30, 2026, we made a cash earn-out payment of $10.5 million related to the 2025 fiscal year performance metrics, which was the second and final cash earn-out payment. Immediately prior to this payment, the fair value of the remaining contingent consideration was $10.5 million, resulting in the recognition of a loss of $0.3 million and a gain of $0.3 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the contingent consideration has been paid in full.
See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the six months ended June 30, 2026:

(in thousands)
Balance as of December 31, 2025	$1,024,300
Acquisitions	—
Foreign currency translation and other adjustments	(12,156)
Balance as of June 30, 2026	$1,012,144
A significant portion of our assets consists of goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired in business combinations and was primarily derived from the take‑private transaction of SolarWinds in February 2016 and subsequent acquisitions. We test goodwill for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate that an impairment may exist. An impairment is recognized when the carrying value of our reporting unit exceeds its estimated fair value. No goodwill impairment has been recorded during the six months ended June 30, 2026 and 2025.
We operate as a single reporting unit for purposes of goodwill impairment testing. During the three months ended June 30, 2026, management identified indicators of potential goodwill impairment, primarily as a result of a sustained decline in the Company’s stock price and corresponding decline in market capitalization. As a result, management performed an interim quantitative goodwill impairment test as of June 30, 2026. The fair value of the reporting unit was estimated using a market approach, based on the Company's market capitalization as adjusted for a control premium derived from comparable market

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
transactions, which was also compared to the implied control premium based upon estimated synergies that would be realized by a hypothetical buyer. Determining the appropriate control premium requires judgment.
Based on this test, the estimated fair value of the reporting unit exceeded its carrying value, and accordingly no goodwill impairment was recorded during the three months ended June 30, 2026.
A continued and sustained decline in the Company's stock price, or changes in other assumptions used in the test could indicate that the fair value of the reporting unit has declined below its carrying value and could require the recognition of a goodwill impairment charge in a future period, which could have a material adverse impact on the Company's results of operations. The Company will continue to monitor its stock price and other relevant qualitative and quantitative factors throughout the remainder of fiscal 2026.
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. We recognized no incremental expense in connection with the Conversion during each of the three months ended June 30, 2026 and 2025. We recognized no incremental expense in connection with the Conversion during the six months ended June 30, 2026, and less than $0.1 million of incremental expense during the six months ended June 30, 2025. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Separation and Distribution Agreement is indefinite and it may only be terminated with the prior written consent of both N-able and SolarWinds.
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during the three and six months ended June 30, 2026 and 2025.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for additional two-year terms during each of the years ended December 31, 2023 and December 31, 2025. We earned $0.5 million of revenue during each of the three months ended June 30, 2026 and 2025, and incurred less than $0.1 million of costs during each of the three months ended June 30, 2026 and 2025 under the Software OEM Agreements. We earned $1.1 million and $1.0 million of revenue during the six months ended June 30, 2026 and 2025, respectively, and incurred less than $0.1 million of costs during each of the six months ended June 30, 2026 and 2025, under the Software OEM Agreements.
Employee Matters Agreement
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three and six months ended June 30, 2026 and 2025.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three and six months ended June 30, 2026 and 2025.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three and six months ended June 30, 2026 and 2025.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. Under the Software Cross License Agreement, we earned no revenue during the three and six months ended June 30, 2026 and 2025, and incurred no costs during the three and six months ended June 30, 2026 and 2025.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. As of June 30, 2026, we do not occupy this subleased space. The Sublease Agreement is set to expire on November 30, 2026. We incurred operating lease costs of $0.1 million under the Sublease Agreement during each of the three months ended June 30, 2026 and 2025. We incurred operating lease costs of $0.3 million under the Sublease Agreement during each of the six months ended June 30, 2026 and 2025.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of June 30, 2026 and December 31, 2025. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2026 and 2025.

	Fair Value Measurements as of June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$69,439	$—	$—	$69,439
Liabilities:
Contingent consideration	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$68,205	$—	$—	$68,205
Liabilities:
Contingent consideration	$—	$—	$10,840	$10,840
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$10,253	$14,750	$10,840	$14,050
Payments	(10,537)	(5,358)	(10,537)	(5,358)
Net (gains) losses recognized	284	918	(303)	1,618
Ending balance	$—	$10,310	$—	$10,310

As of June 30, 2026 and December 31, 2025, the carrying value of our outstanding debt approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	June 30,	December 31,
	2026	2025

	(in thousands)
Payroll-related accruals	$18,289	$28,572
Value-added and other tax	4,813	7,857
Purchasing accruals	5,305	3,998
Accrued interest expense	2,600	2,659
Accrued professional fees	2,579	2,143
Accrued royalties	3,526	3,462
Consideration payable in cash or equity	—	120
Accrued other liabilities	5,630	6,472
Total accrued liabilities and other	$42,742	$55,283
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, LLC (as guarantor) and N-able International Holdings II, LLC (as borrower), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, LLC is a holding company with no other operations, cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, LLC. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
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
On June 16, 2026 (the “Effective Date”), the Company entered into Amendment No. 3 to the Credit Agreement (“Amendment No. 3”). Amendment No. 3 added a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) pursuant to which the Company may draw up to an additional $75.0 million under the Term Loan (the “Delayed Draw Term Loan(s)”). The Delayed Draw Term Loan Facility will be available for borrowing during a six-month availability period (the “Availability Period” or “Commitment Period”) following the Effective Date through December 16, 2026 (the “Expiration Date”) and may be used for general corporate purposes.
The Delayed Draw Term Loan Facility permits the Company to draw up to five times during the Availability Period. There is a minimum funding amount of $1.0 million per draw with additional increments of $0.1 million allowed beyond the minimum requirement. The Term Loan and funded Delayed Draw Term Loan (collectively, the “Term Loan” subject to the “Credit Agreement”) have the same terms and are treated as a single fungible class of term loan for all purposes under the Credit Agreement, as amended, except that interest on the Delayed Draw Term Loans will commence on the date of the applicable draw. As of June 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility.
In connection with the Delayed Draw Term Loan Facility, the Company recognized a loan commitment asset (the “Loan Commitment Asset”) at its incurred cost. The Loan Commitment Asset represents the Company’s contractual right to future

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
financing and meets the definition of a financial asset. Because the Expiration Date is less than 12 months from June 30, 2026, the Loan Commitment Asset is classified as a current asset. Upon funding of the Delayed Draw Term Loans, the Company will derecognize the associated portion of the Loan Commitment Asset and record it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. The balance of the Loan Commitment Asset is $2.2 million as of June 30, 2026.
The following table summarizes information relating to our outstanding debt as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$398,000	6.42%	$400,000	6.59%
Revolving credit facility	—	—%	—	—%
Total principal amount	398,000		400,000
Unamortized discount and debt issuance costs	(5,673)		(6,127)
Total debt, net	392,327		393,873
Less: Current debt obligation	(4,000)		(4,000)
Long-term debt, net of current portion	$388,327		$389,873
Under the Credit Agreement, as amended, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50%, subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margin described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00 (the “Applicable Rate”).
In addition to paying interest on loans outstanding under the Revolving Facility, we are required to pay a commitment fee of 0.375% per annum in respect of unused commitments thereunder, subject to a reduction to 0.25% per annum based on our first lien net leverage ratio.
Pursuant to the terms of the Delayed Draw Term Loan Facility, commitment fees accrue at the Applicable Rate per annum on undrawn amounts during the Commitment Period and are expensed as incurred in interest expense. Interest expense will begin to accrue on funded amounts at the Applicable Rate on the date the Delayed Draw Term Loans are funded.
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
As of June 30, 2026 and December 31, 2025, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of June 30, 2026:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)
2026	$2,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	384,000
Total minimum principal payments	$398,000
9. Earnings Per Share
Basic and Diluted Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Basic earnings per share
Numerator:
Net income (loss)	$1,760	$(4,631)	$77	$(11,852)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	188,632	188,823	188,091	188,527
Basic earnings per share	$0.01	$(0.02)	$0.00	$(0.06)

Diluted earnings per share
Numerator:
Net income (loss)	$1,760	$(4,631)	$77	$(11,852)
Denominator:
Weighted-average shares used in computing basic earnings per share	188,632	188,823	188,091	188,527
Add dilutive impact of employee equity plans	483	—	1,134	—
Weighted-average shares used in computing diluted earnings per share	189,115	188,823	189,225	188,527
Diluted earnings per share	$0.01	$(0.02)	$0.00	$(0.06)

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net income (loss) per share for the three and six months ended June 30, 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2026, because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026

	(in thousands)
Restricted stock units	5,446	5,934
Total anti-dilutive shares	5,446	5,934
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
Share Repurchase Program
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. We repurchased no shares during the six months ended June 30, 2026. As of June 30, 2026, $45.0 million remained available for repurchases under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.
10. Income Taxes
For the three months ended June 30, 2026 and 2025, we recorded income tax expense of $6.0 million and $5.0 million, respectively, resulting in an effective tax rate of 77.2% and 1215.9%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases in income taxes on income outside of the United States and the amount of unbenefited loss in the United States. For the six months ended June 30, 2026 and 2025, we recorded income tax expense of $10.4 million and $8.4 million, respectively, resulting in an effective tax rate of 99.3% and (239.8)%, respectively. The increase in effective tax rate for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease in the amount of unbenefited loss in the United States and an increase in income taxes on income outside of the United States.
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
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2026, we did not have any accrued interest and penalties related to unrecognized tax benefits.
In 2021, the Organization for Economic Co-operation and Development ("OECD") released model rules for a global minimum tax known as Pillar Two. Under such rules, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750 million. Although we operate in one or more jurisdictions that have substantively enacted Pillar Two legislation, we have not exceeded the revenue threshold of €750 million, and as such, we do not expect to be subject to the Pillar Two rules in 2026.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income, as presented in our Consolidated Statements of Operations, among other metrics. Segment asset information is not reported to the CODM. Our CODM uses consolidated net income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income (loss) includes depreciation expense of $3.8 million and $4.7 million and amortization expense of $6.8 million and $6.3 million for the three months ended June 30, 2026 and 2025, respectively, and depreciation expense of $8.7 million and $9.0 million and amortization expense of $13.3 million and $12.4 million for the six months ended June 30, 2026 and 2025, respectively.
Geographic Information
We base revenue by geography on the billing address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three and six months ended June 30, 2026 and 2025, respectively. The following tables set forth revenue by geographic area:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
United States, country of domicile	$66,833	$64,198	$130,936	$124,651
United Kingdom	14,366	13,517	28,114	25,338
All other international	57,024	52,806	111,542	98,620
Total revenue	$138,223	$130,521	$270,592	$248,609
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of June 30, 2026 and December 31, 2025, respectively. The following tables set forth net long-lived assets by geographic area:

	June 30,	December 31,
	2026	2025

	(in thousands)
Long-lived assets, net
United States, country of domicile	$14,218	$11,686
Switzerland	11,736	12,265
United Kingdom	8,188	5,724
All other international	9,228	8,717
Total long-lived assets, net	$43,370	$38,392
13. Subsequent Events
Workforce Reorganization
On July 20, 2026, the Company approved a plan to reorganize its global workforce, reducing headcount by approximately 6%, as part of cost-reduction initiatives intended to align investments with highest priority opportunities, operate a streamlined organization, and drive high levels of productivity. The Company estimates one-time cash charges of $4 million to $6 million, primarily severance and related employee benefit costs, the majority of which are expected to be incurred in the third quarter of 2026, subject to applicable legal requirements. The reorganization is expected to result in annual cash compensation savings of $11 million to $13 million and non-cash savings of $1.5 million to $2.5 million related to previously granted, unvested stock-based compensation that would have vested over the next twelve months. No liability has been recorded as of June 30, 2026, as the plan was approved subsequent to quarter-end.
Asset Acquisition
On July 29, 2026, N-able Technologies Ltd, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement with a third party to acquire certain customer contracts, to be accounted for as an asset acquisition. Consideration consists of $3.0 million in cash paid at closing, plus additional payments over 36 months equal to Converted ARR (as defined in the Asset Purchase Agreement) in excess of $3.0 million (up to $6.0 million), plus 125% of any such Converted ARR in excess of $6.0 million. The Company has not yet completed its determination of the resulting impact on its consolidated financial statements.
Software Licensing Agreement
On July 31, 2026, N-able entered into an amendment to an existing software licensing agreement with a technology vendor, establishing a new minimum spend commitment of $56.0 million for the period from August 1, 2026 through July 31, 2029. If N-able’s actual spend under the agreement during that period is less than $56.0 million, N-able will owe the vendor the shortfall, payable no later than January 31, 2030. The vendor has also agreed to provide up to $5.0 million in go-to-market investment funds during the commitment period to support N-able-approved marketing initiatives. See Contractual Obligations and Commitments section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details regarding our contractual obligations and commitments as of June 30, 2026.

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
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries (“Company”, “we,” “us” and “our”), protects businesses from evolving cyberthreats. Our AI-powered cybersecurity platform delivers business resilience to approximately 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
Revision of Previously Issued Financial Statements
See Note 2. Summary of Significant Accounting Policies for additional information, including the effect of the revision on each previously issued period presented. Amounts presented herein for prior periods reflect the revision.
Second Quarter Financial Highlights
Revenue
Our total revenue was $138.2 million and $130.5 million for the three months ended June 30, 2026 and 2025, respectively. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services.
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of June 30, 2026 was $544.5 million, compared to $513.7 million as of June 30, 2025, representing an increase of 6.0%. This increase was primarily due to steady demand for our solutions.
As of June 30, 2026, we had 2,706 customers with ARR over $50,000 on our platform, up from 2,540 as of June 30, 2025, representing an increase of 6.5%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 60% of our total ARR as of June 30, 2025 to approximately 63% of our total ARR as of June 30, 2026.
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

Profitability
Our operating income for the three months ended June 30, 2026 was $16.5 million, compared to operating income of $9.3 million for the three months ended June 30, 2025. Our net income for the three months ended June 30, 2026 was $1.8 million, compared to net loss of $4.6 million for the three months ended June 30, 2025. The return to profitability during the three months ended June 30, 2026 was primarily due to an increase in revenue and decreases in general and administrative expense and other (expense) income, net, offset in part by increases in cost of revenue, income tax expense, research and development expense, sales and marketing expense, and interest expense, net. Our Adjusted EBITDA, calculated as net income of $1.8 million and net loss of $4.6 million for the three months ended June 30, 2026 and 2025, respectively, excluding amortization of acquired intangibles and developed technology of $6.8 million and $6.3 million, respectively, depreciation expense of $3.8 million and $4.7 million, respectively, income tax expense of $6.0 million and $5.0 million, respectively, interest expense, net of $8.3 million and $8.1 million, respectively, unrealized foreign currency losses of $1.3 million and $2.4 million, respectively, transaction related costs of $1.1 million and $5.6 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $10.3 million and $13.2 million, respectively, and restructuring costs and other of $0.6 million and $0.4 million, respectively, was $39.9 million and $40.9 million for the three months ended June 30, 2026 and 2025, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended June 30, 2026 and 2025, cash flows from operations were $26.5 million and $24.2 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.5 million and $6.3 million for the three months ended June 30, 2026 and 2025, respectively, and cash payments for income taxes of $8.0 million and $3.7 million for the three months ended June 30, 2026 and 2025, respectively.

Delayed Draw Term Loan
In June 2026, we entered into an amendment to the Credit Agreement to add a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) with a committed borrowing availability of $75.0 million (the “Delayed Draw Term Loan”). The Credit Agreement, as amended, permits us to draw up to five times in the six months after the effective date of the amendment. Once funded, the Delayed Draw Term Loan’s maturity date and interest rate are equal to the existing Term Loan. As of June 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Delayed Draw Term Loan Facility.
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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,978, 1,852, and 1,800 as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively. Our stock-based compensation expense decreased during the three months ended June 30, 2026 as compared to the corresponding period of the prior fiscal year primarily due to a decrease in the fair value of equity awards granted to employees as a result of a decline in our stock price during the three months ended June 30, 2026. We expect stock-based compensation expense to continue to decrease during the remainder of the year ending December 31, 2026.
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
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$137,071	99.2%	$129,146	98.9%	$7,925
Other revenue	1,152	0.8	1,375	1.1	(223)
Total subscription and other revenue	$138,223	100.0%	$130,521	100.0%	$7,702
Total revenue increased $7.7 million, or 5.9%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.4% and 49.2% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.4% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $7.9 million, or 6.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in subscription revenue was primarily driven by increased traction across our cybersecurity platform. Subscription revenue as a percentage of our total revenue was 99.2% for the three months ended June 30, 2026, compared to 98.9% for the three months ended June 30, 2025.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 106% and 102% for the trailing twelve-month periods ended June 30, 2026 and 2025, respectively. The 106% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.2 million, or 16.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to decreases in maintenance revenue and professional services revenue. Other revenue as a percentage of our total revenue was 0.8% for the three months ended June 30, 2026, compared to 1.1% for the three months ended June 30, 2025.
Cost of Revenue

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$27,784	20.1%	$24,542	18.8%	$3,242
Amortization of acquired technologies	4,237	3.1	4,229	3.2	8
Total cost of revenue	$32,021	23.2%	$28,771	22.0%	$3,250
Total cost of revenue increased $3.3 million, or 11.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $4.0 million, partially offset by a decrease in depreciation of servers and amortization of capitalized internal-use software costs of $0.5 million.

Operating Expenses

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	42,686	30.9%	42,362	32.5%	324
Research and development	26,627	19.3	26,336	20.2	291
General and administrative	19,916	14.4	23,229	17.8	(3,313)
Amortization of acquired intangibles	497	0.4	503	0.4	(6)
Total operating expenses	$89,726	64.9%	$92,430	70.8%	(2,704)
Sales and Marketing. Sales and marketing expenses increased $0.3 million, or 0.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to increases in advertising, public relations, and other marketing spend of $2.7 million, partially offset by decreases in acquisition-related costs of $1.4 million and personnel costs driven by headcount and salary decreases of $0.8 million.
Research and Development. Research and development expenses increased $0.3 million, or 1.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by increases in allocated facilities and IT costs of $0.4 million and personnel costs driven by headcount and salary increases of $0.3 million, partially offset by decreases in contract services costs and travel expenses of $0.5 million.
General and Administrative. General and administrative expenses decreased $3.3 million, or 14.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to decreases in expense related to the Adlumin deferred consideration liability of $1.6 million, personnel costs due to headcount and salary decreases of $1.1 million, and expense related to the Adlumin contingent consideration liability of $0.6 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles remains relatively unchanged for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and relates to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	8,343	6.0%	8,090	6.2%	$253
Interest expense, net increased by $0.3 million, or 3.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in expense related to the Credit Agreement amendment of $0.8 million, partially offset by a decrease in expense of $0.6 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(413)	0.3%	$(815)	0.6%	$402

Other (expense) income, net decreased by $0.4 million, or 49.3%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to decreased losses due to the impact of exchange rates on foreign currency denominated accounts of $0.5 million
Income Tax Expense

	Three Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$7,720	5.6%	$415	0.3%	$7,305
Income tax expense	5,960	4.3	5,046	3.9	914
Effective tax rate	77.2%		1,215.9%		(1,138.7)%
Our income tax expense for the three months ended June 30, 2026 increased by $0.9 million as compared to the three months ended June 30, 2025. The effective tax rate decreased to 77.2% for the same period primarily due to decreases in income taxes on income outside of the United States and in the amount of unbenefited loss in the United States.
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
Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$268,224	99.1%	$245,886	98.9%	$22,338
Other revenue	2,368	0.9	2,723	1.1	(355)
Total subscription and other revenue	$270,592	100.0%	$248,609	100.0%	$21,983
Total revenue increased $22.0 million, or 8.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.4% and 50.1% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.2% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $22.3 million, or 9.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in subscription revenue was primarily driven by increased traction across our cybersecurity platform. Subscription revenue as a percentage of our total revenue was 99.1% for the six months ended June 30, 2026, compared to 98.9% for the six months ended June 30, 2025.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 106% and 102% for the trailing twelve-month periods ended June 30, 2026 and 2025, respectively. The 106% dollar-based net revenue retention rate reflects the impact from our pricing and packaging changes.
Other Revenue. Other revenue decreased $0.4 million, or 13.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to decreases in maintenance revenue and professional services revenue. Other revenue as a percentage of our total revenue was 0.9% for the six months ended June 30, 2026, compared to 1.1% for the six months ended June 30, 2025.

Cost of Revenue

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$55,386	20.5%	$48,108	19.4%	$7,278
Amortization of acquired technologies	8,478	3.1	8,396	3.4	82
Total cost of revenue	$63,864	23.6%	$56,504	22.7%	$7,360
Total cost of revenue increased $7.4 million, or 13.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increases in public cloud infrastructure and hosting fees and royalties related to our subscription products of $7.5 million and depreciation and amortization of capitalized internal-use software costs of $0.5 million, partially offset by a decrease in personnel costs driven by headcount and salary decreases of $0.5 million.
Operating Expenses

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	85,272	31.5%	82,766	33.3%	2,506
Research and development	52,765	19.5	50,220	20.2	2,545
General and administrative	40,163	14.8	47,137	19.0	(6,974)
Amortization of acquired intangibles	993	0.4	1,002	0.4	(9)
Total operating expenses	$179,193	66.2%	$181,125	72.9%	(1,932)
Sales and Marketing. Sales and marketing expenses increased $2.5 million, or 3.0%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increases in advertising, public relations, and other marketing spend of $3.6 million and subscription costs of $0.5 million, partially offset by a decrease in acquisition-related costs of $2.4 million.
Research and Development. Research and development expenses increased $2.5 million, or 5.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by increases in allocated facilities and IT costs and personnel costs driven by headcount and salary increases of $2.3 million, partially offset by decreases in contract services costs and travel and restructuring expenses of $0.5 million.
General and Administrative. General and administrative expenses decreased $7.0 million, or 14.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to decreases in expense related to the Adlumin deferred consideration liability of $3.0 million, acquisition-related costs of $2.5 million, expense related to the Adlumin contingent consideration liability of $1.9 million, allocated facilities and IT costs of $0.8 million, and personnel costs due to headcount and salary decreases of $0.7 million, partially offset by increases in bad debt expense of $1.1 million, restructuring costs of $0.7 million, and professional fees and contract services costs of $0.7 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles remains relatively unchanged for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and relates to the November 20, 2024 acquisition of Adlumin.
Interest Expense, Net

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	15,932	5.9%	15,161	6.1%	$771

Interest expense, net increased by $0.8 million, or 5.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in interest income on recoverable taxes of $1.1 million and an increase in expense related to the Credit Agreement amendment of $0.8 million, partially offset by a decrease in expense of $1.2 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(1,096)	0.4%	$693	0.3%	$(1,789)
Other (expense) income, net changed by $1.8 million, or 258.2%, from income of $0.7 million for the six months ended June 30, 2025 to expense of $1.1 million for the six months ended June 30, 2026, primarily due to increased losses from the impact of exchange rates on foreign currency denominated accounts of $1.7 million.
Income Tax Expense

	Six Months Ended June 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income (loss) before income taxes	$10,507	3.9%	$(3,488)	1.4%	$13,995
Income tax expense	10,430	3.9	8,364	3.4	2,066
Effective tax rate	99.3%		(239.8)%		339.1%
Our income tax expense for the six months ended June 30, 2026 increased by $2.1 million as compared to the six months ended June 30, 2025. The effective tax rate increased to 99.3% for the same period primarily due to a decrease in the amount of unbenefited loss in the United States and an increase in income taxes on income outside of the United States.
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
•Restructuring Costs and Other. We provide non-GAAP information that excludes restructuring costs such as severance, certain employee relocation costs, the estimated costs of exiting and terminating facility lease commitments, and the costs of intra-group transfers of IP rights, as they relate to our corporate restructuring and exit activities. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except margin data)
GAAP operating income	$16,476	$9,320	$27,535	$10,980
Stock-based compensation expense and related employer-paid payroll taxes	10,262	13,150	22,024	25,834
Amortization of acquired technologies	4,237	4,229	8,478	8,396
Amortization of acquired intangibles	497	503	993	1,002
Transaction related costs	1,120	5,577	1,299	11,831
Restructuring costs and other	626	391	1,140	253
Non-GAAP operating income	$33,218	$33,170	$61,469	$58,296
GAAP operating margin	11.9%	7.1%	10.2%	4.4%
Non-GAAP operating margin	24.0%	25.4%	22.7%	23.4%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands, except margin data)
Net income (loss)	$1,760	$(4,631)	$77	$(11,852)
Amortization	6,755	6,262	13,319	12,440
Depreciation	3,810	4,676	8,694	8,970
Income tax expense	5,960	5,046	10,430	8,364
Interest expense, net	8,343	8,090	15,932	15,161
Unrealized foreign currency losses	1,254	2,377	2,400	1,594
Transaction related costs	1,120	5,577	1,299	11,831
Stock-based compensation expense and related employer-paid payroll taxes	10,262	13,150	22,024	25,834
Restructuring costs and other	626	391	1,140	253
Adjusted EBITDA	$39,890	$40,938	$75,315	$72,595
Adjusted EBITDA margin	28.9%	31.4%	27.8%	29.2%

Liquidity and Capital Resources
Cash and cash equivalents were $115.8 million as of June 30, 2026. As our sales and operating cash flows are primarily generated in the United Kingdom and Canada, our international subsidiaries held approximately $106.2 million of cash and cash equivalents, of which 72.8%, 15.9%, 3.4%, and 2.1% were held in United States Dollars, Euros, British Pound Sterling, and Canadian Dollars, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase, Bank N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement provided for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $392.3 million and $393.9 million as of June 30, 2026 and December 31, 2025, respectively, net of debt issuance costs of $5.7 million and $6.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In June 2026, we entered into an amendment to the Credit Agreement to add a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) with a committed borrowing availability of $75.0 million (the “Delayed Draw Term Loan”). The Credit Agreement, as amended, permits us to draw up to five times in the six months after the effective date of the amendment. Once funded, the Delayed Draw Term Loan’s maturity date and interest rate are equal to the existing Term Loan. As of June 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Delayed Draw Term Loan Facility.
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. As of June 30, 2026, $45.0 million remained available for repurchases under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity and Use of Proceeds for additional information on the Repurchase Program.
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
During the three months ended June 30, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Summary of Cash Flows
Summarized cash flow information is as follows:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$43,985	$43,864
Net cash used in investing activities	(16,742)	(12,574)
Net cash used in financing activities	(19,033)	(25,580)
Effect of exchange rate changes on cash and cash equivalents	(4,235)	2,968
Net increase in cash and cash equivalents	$3,975	$8,678
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
Cash provided by operating activities increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in net income of $11.9 million, offset in part by a decrease in net cash inflows resulting from changes in non-cash items within net loss of $8.7 million and an increase in net cash outflows resulting from changes in operating assets and liabilities of $3.1 million. The increase in net cash outflows resulting from changes in our operating assets and liabilities of $3.1 million was primarily due to increases in recoverable taxes and operating lease right-of-use assets, net and decreases in accrued liabilities and other, deferred revenue, income taxes payable, and other long-term liabilities, offset in part by decreases in current contract assets, accounts receivable, prepaid expenses and other current assets, other long-term assets, and income tax receivable and an increase in accounts payable.
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
Net cash used in investing activities increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to an increase in capital expenditures to support our domestic and international office locations and a decrease in the return of deposits in escrow, offset in part by a decrease in capitalized research and development costs related to internal-use software.
Financing Activities
Financing cash flows consist of repurchases of our common stock, payments of tax withholding obligations related to restricted stock, deferred acquisition payments, the exercise of stock options, proceeds from the issuance of common stock under the Employee Stock Purchase Plan and repayments of borrowings from the Credit Agreement.

Net cash used in financing activities decreased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to decreases in payments for the repurchase of common stock and payments of tax withholding obligations related to restricted stock, offset in part by increases in deferred acquisition payments, payments of debt issuance costs, and repayments of borrowing related to the Credit Agreement and decreases in proceeds from the exercise of stock options and proceeds from the issuance of common stock under the employee stock purchase plan.
Contractual Obligations and Commitments
As of June 30, 2026, there have been no material changes in our contractual obligations and commitments as of December 31, 2025, which were disclosed in our 2025 Annual Report.

On July 31, 2026, N-able entered into an amendment to an existing software licensing agreement with a technology vendor, establishing a new three-year minimum spend commitment of $56.0 million for the period from August 1, 2026 through July 31, 2029. See Note 13. Subsequent Events of the Notes to Consolidated Financial Statements for further details regarding the Amendment.

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
Goodwill
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Goodwill represents the excess of consideration transferred over the estimated fair value of the identifiable net assets acquired.
Goodwill is tested for impairment at least annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. An impairment charge is recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit. We operate as a single reporting unit for purposes of goodwill impairment testing.
For our single reporting unit, fair value is estimated using a market approach, which assesses our market capitalization as adjusted for an appropriate control premium. We believe a market participant buyer would generally be willing to pay a premium above the quoted market price to obtain a controlling interest in the business. The selection of an appropriate control premium requires judgment and represents a key assumption in our fair value estimate.
During the three months ended June 30, 2026, management identified indicators of potential impairment primarily due to a sustained decline in the Company’s stock price and overall market capitalization. As a result, management performed an interim quantitative goodwill impairment test as of June 30, 2026. Fair value was estimated using a market approach based on the Company’s market capitalization adjusted for a control premium derived from comparable market transactions, which was also compared to the implied control premium based upon estimated synergies that would be realized by a hypothetical buyer. The fair value of the reporting unit exceeded its carrying value and, therefore, no goodwill impairment was recorded during the three months ended June 30, 2026.
The estimated fair value of our single reporting unit is affected by volatility in our stock price. As a sensitivity, we estimate that a decline in our June 30, 2026 stock price of approximately 17% would have reduced the estimated fair value of our single reporting unit to its carrying value.
If our stock price declines further and such decline is sustained, or if other events or circumstances negatively affect the estimated fair value of our reporting unit, we may be required to perform additional interim impairment testing in future periods. If our market capitalization declines, or if our future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which such a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization, and will update our assessment and related estimates as needed in the future.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recently adopted accounting pronouncements, which is incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $115.8 million and $111.8 million at June 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of debt issuance costs, of $392.3 million and $393.9 million as of June 30, 2026 and December 31, 2025, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50% subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margins described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00.
As of June 30, 2026 and December 31, 2025, the annual weighted-average interest rate on borrowings was 6.42% and 6.59%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $4.0 million as of both June 30, 2026 and December 31, 2025. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at June 30, 2026 and December 31, 2025 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of June 30, 2026 and December 31, 2025, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the six months ended June 30, 2026 and 2025 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
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
Foreign Currency Translation Risk
Fluctuations in foreign currencies impact the amount of total assets, liabilities, revenue, operating expenses and cash flows that we report for our foreign subsidiaries upon the translation of these amounts into U.S. dollars. If there is a change in foreign currency exchange rates, the amounts of assets, liabilities, revenue, operating expenses and cash flows that we report in U.S. dollars for foreign subsidiaries that transact in international currencies may be higher or lower than what we would have reported if using a constant currency rate. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced assets, liabilities, revenue, operating expenses and cash flows for our international operations. Similarly, our assets, liabilities, revenue, operating expenses and cash flows will increase for our international operations if the U.S. dollar weakens against foreign currencies. The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will also lead to remeasurement gains and losses recorded in income, or translation gains or losses that are recorded as a component of accumulated other comprehensive income (loss).
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in internal control over financial reporting described below.
Notwithstanding the material weakness described below, and based on additional analysis and other procedures management performed, our management, including our CEO and CFO, has concluded that the Consolidated Financial Statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain effective controls related to certain subscription arrangements for which revenue is recognized through manual processes outside our ERP system’s automated revenue recognition module. This material weakness resulted in immaterial errors of subscription revenue and related balance sheet accounts in our previously issued Consolidated Financial Statements as of and for the years ended December 31, 2025 and 2024, our Consolidated Financial Statements as of and for each quarterly and year-to-date interim periods within the year ended December 31, 2025, our Consolidated Financial Statements as of and for each quarterly and year-to-date interim periods for the third and fourth quarters of 2024, and our Consolidated Financial Statements as of and for the three months ended March 31, 2026, which were corrected through the revision of our previously issued financial statements. Additionally, this material weakness could result in errors of revenue and related account balances or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2026. Failure to remediate the material weakness or any other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.
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
As described in Part I, Item 4, Controls and Procedures, of this Quarterly Report, we did not design and maintain effective controls over certain subscription arrangements for which revenue is recognized through manual processes outside our ERP system's automated revenue recognition module. This material weakness resulted in errors of subscription revenue and related balance sheet accounts, which were corrected through the revision of our previously issued financial statements.
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
Item 2. Unregistered Sales of Equity and Use of Proceeds
On March 11, 2025, our board of directors approved the Repurchase Program, authorizing the repurchase of up to $75.0 million of Common Stock. Pursuant to the authorization, we may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. We did not repurchase any shares under the Repurchase Program in the three months ended June 30, 2026.

Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any purported Rule 10b5-1 plans and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.

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
10.1*
Amendment No. 3, dated as of June 16, 2026, to the Credit Agreement among N-able International Holdings I, LLC, N-able International Holdings II, LLC, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and issuing bank

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