Form 10-Q
period 2026-09-30
N-able, Inc.
filed 2026-11-05
CIK 1834488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes   ☑  No
On November 2, 2026, 176,719,518 shares of common stock, par value $0.001 per share, were outstanding.

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
•expectations concerning acquisitions and opportunities resulting from our acquisitions, including our acquisition of Adlumin, Inc. (“Adlumin”) in November 2024 and our asset acquisition of certain customer contracts from Infrascale, Inc. in July 2026;
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
•changes in U.S. and foreign trade policies, including tariffs imposed or threatened under various statutory authorities, retaliatory measures by other countries, and ongoing litigation regarding the validity of such tariffs, which have led and may continue to lead to volatility and uncertainty, including increased market volatility and currency exchange rate fluctuations, and which may cause information technology spending to be reduced or purchasing decisions to be delayed;
•any inability to generate significant volumes of high-quality sales leads from our digital marketing initiatives and convert such leads into new business at acceptable conversion rates;

•any inability to successfully identify, complete and integrate acquisitions and manage our growth effectively, including our ability to successfully migrate customers acquired from Infrascale to our solutions;
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
•our indebtedness, including increased borrowing costs resulting from recent and any future increases in interest rates, potential restrictions on our operations and the impact of events of default;
•our ability to operate our business internationally and increase sales of our solutions to our customers located outside of the United States;
•the ability to realize anticipated benefits from our July 2026 workforce reorganization, and the possibility that the reorganization may disrupt operations or negatively impact employee morale and result in the loss of personnel;
•the material weakness in our internal control over financial reporting identified in the second quarter 2026, which resulted in the revision of our previously issued financial statements, and the risk that we may be unable to remediate it in a timely manner or that we may identify additional material weaknesses, which could result in material misstatements in our financial statements, additional revisions or restatements, and increased costs; and
•such other risks and uncertainties described more fully in documents filed with or furnished to the Securities and Exchange Commission, including the risk factors described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A (together, the “2025 Annual Report”), and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
N-able, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$92,480	$111,837
Accounts receivable, net of allowances of $3,879 and $4,059 as of September 30, 2026 and December 31, 2025, respectively	45,155	49,972
Income tax receivable	3,194	3,432
Recoverable taxes	6,426	9,807
Current contract assets	16,092	19,528
Prepaid and other current assets	23,781	21,494
Total current assets	187,128	216,070
Property and equipment, net	43,051	38,392
Operating lease right-of-use assets	33,892	28,666
Deferred taxes	1,769	4,164
Goodwill	1,010,761	1,024,300
Intangible assets, net	53,353	64,786
Other assets, net	33,378	33,340
Total assets	$1,363,332	$1,409,718
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,307	$8,999
Accrued liabilities and other	49,027	55,283
Current contingent consideration	—	10,840
Current deferred consideration	65,704	60,720
Current operating lease liabilities	6,941	7,203
Income taxes payable	9,351	9,986
Current portion of deferred revenue	20,468	27,207
Current debt obligation	5,176	4,000
Total current liabilities	168,974	184,238
Long-term liabilities:
Deferred revenue, net of current portion	443	1,747
Non-current deferred taxes	1,720	1,847
Non-current operating lease liabilities	34,309	29,284
Long-term debt, net of current portion	387,557	389,873
Other long-term liabilities	2,067	685
Total liabilities	595,070	607,674
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: 550,000,000 shares authorized, 193,280,796 and 190,459,837 shares issued, and 179,319,903 and 186,683,682 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	193	190
Preferred stock, $0.001 par value: 50,000,000 shares authorized and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Treasury stock, at cost: 13,960,893 and 3,776,155 shares as of September 30, 2026 and December 31, 2025, respectively	(68,690)	(30,000)
Additional paid-in capital	772,745	746,599
Accumulated other comprehensive income	15,569	32,514
Retained earnings	48,445	52,741
Total stockholders' equity	768,262	802,044
Total liabilities and stockholders' equity	$1,363,332	$1,409,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Operations
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription and other revenue	$137,451	$131,058	$408,043	$379,667
Cost of revenue:
Cost of revenue	30,322	25,490	85,708	73,598
Amortization of acquired technologies	4,232	4,240	12,710	12,636
Total cost of revenue	34,554	29,730	98,418	86,234
Gross profit	102,897	101,328	309,625	293,433
Operating expenses:
Sales and marketing	39,073	40,488	124,345	123,254
Research and development	27,006	25,188	79,771	75,408
General and administrative	20,756	24,288	60,919	71,425
Amortization of acquired intangibles	663	497	1,656	1,499
Total operating expenses	87,498	90,461	266,691	271,586
Operating income	15,399	10,867	42,934	21,847
Other expense, net:
Interest expense, net	(8,057)	(8,631)	(23,989)	(23,792)
Other (expense) income, net	183	4,950	(913)	5,643
Total other expense, net	(7,874)	(3,681)	(24,902)	(18,149)
Income before income taxes	7,525	7,186	18,032	3,698
Income tax expense	11,898	6,272	22,328	14,636
Net income (loss)	$(4,373)	$914	$(4,296)	$(10,938)
Net income (loss) per share:
Basic income (loss) per share	$(0.02)	$0.00	$(0.02)	$(0.06)
Diluted income (loss) per share	$(0.02)	$0.00	$(0.02)	$(0.06)
Weighted-average shares used to compute net income (loss) per share:
Shares used in computation of basic income (loss) per share:	186,087	187,599	187,408	188,213
Shares used in computation of diluted income (loss) per share:	186,087	188,420	187,408	188,213
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(4,373)	$914	$(4,296)	$(10,938)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,100)	1,175	(16,945)	53,827
Other comprehensive (loss) income	(2,100)	1,175	(16,945)	53,827
Comprehensive (loss) income	$(6,473)	$2,089	$(21,241)	$42,889
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2026	192,682	$193	(3,776)	$(30,000)	$763,948	$17,669	$52,818	$804,628
Net loss	—	—	—	—	—	—	(4,373)	(4,373)
Foreign currency translation adjustment	—	—	—	—	—	(2,100)	—	(2,100)
Restricted stock units issued, net of shares withheld for taxes	372	—	—	—	(765)	—	—	(765)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock plans	227	—	—	—	647	—	—	647
Repurchase of common stock	—	—	(10,185)	(38,690)	(1)	—	—	(38,691)
Stock-based compensation	—	—	—	—	8,916	—	—	8,916
Balance at September 30, 2026	193,281	$193	(13,961)	$(68,690)	$772,745	$15,569	$48,445	$768,262

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at December 31, 2025	190,460	$190	(3,776)	$(30,000)	$746,599	$32,514	$52,741	$802,044
Net loss	—	—	—	—	—	—	(4,296)	(4,296)
Foreign currency translation adjustment	—	—	—	—	—	(16,945)	—	(16,945)
Restricted stock units issued, net of shares withheld for taxes	2,316	3	—	—	(6,140)	—	—	(6,137)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock plans	505	—	—	—	1,824	—	—	1,824
Repurchase of common stock	—	—	(10,185)	(38,690)	(1)	—	—	(38,691)
Stock-based compensation	—	—	—	—	30,463	—	—	30,463
Balance at September 30, 2026	193,281	$193	(13,961)	$(68,690)	$772,745	$15,569	$48,445	$768,262

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance at June 30, 2025	189,559	$190	(1,250)	$(10,000)	$726,570	$31,473	$59,704	$807,937
Net income	—	—	—	—	—	—	914	914
Foreign currency translation adjustment	—	—	—	—	—	1,175	—	1,175
Restricted stock units issued, net of shares withheld for taxes	385	—	—	—	(1,741)	—	—	(1,741)
Issuance of stock	—	—	—	—	—	—	—	—
Issuance of stock under employee stock plans	162	—	—	—	1,062	—	—	1,062
Repurchase of common stock	—	—	(1,237)	(10,000)	—	—	—	(10,000)
Stock-based compensation	—	—	—	—	12,066	—	—	12,066
Balance at September 30, 2025	190,106	$190	(2,487)	$(20,000)	$737,957	$32,648	$60,618	$811,413

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance at December 31, 2024	187,529	$187	—	$—	$708,992	$(21,179)	$71,556	$759,556
Net loss	—	—	—	—	—	—	(10,938)	(10,938)
Foreign currency translation adjustment	—	—	—	—	—	53,827	—	53,827
Restricted stock units issued, net of shares withheld for taxes	2,154	3	—	—	(11,511)	—	—	(11,508)
Issuance of stock	102	—	—	—	1,107	—	—	1,107
Issuance of stock under employee stock plans	321	—	—	—	2,360	—	—	2,360
Repurchase of common stock	—	—	(2,487)	(20,000)	—	—	—	(20,000)
Stock-based compensation	—	—	—	—	37,009	—	—	37,009
Balance at September 30, 2025	190,106	$190	(2,487)	$(20,000)	$737,957	$32,648	$60,618	$811,413
The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Consolidated Statements of Cash Flows
(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,296)	$(10,938)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,927	32,572
(Benefit from) provision for doubtful accounts	(180)	2,442
Stock-based compensation expense	29,996	36,434
Loss (gain) on asset disposal	36	(319)
Deferred taxes	2,215	96
Amortization of debt issuance costs and discounts	684	1,180
Loss (gain) on foreign currency exchange rates	2,967	(2,619)
(Gain) loss on contingent consideration	(303)	3,498
Deferred consideration expense	4,984	11,414
Loss (gain) on lease modification	110	(441)
Other non-cash expenses	2	521
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable	5,159	(2,381)
Income taxes receivable	222	(206)
Recoverable taxes	3,200	16,915
Current contract assets	3,436	(9,909)
Operating lease right-of-use assets, net	(1,753)	(671)
Prepaid expenses and other current assets	1,333	(6,534)
Accounts payable	3,039	1,269
Accrued liabilities and other	(5,015)	(1,214)
Income taxes payable	(462)	442
Deferred revenue	(8,206)	(4,273)
Other long-term assets	1,307	417
Other long-term liabilities	1,383	171
Net cash provided by operating activities	72,785	67,866
Cash flows from investing activities
Purchases of property and equipment	(18,070)	(13,656)
Purchases of intangible assets and other	(7,746)	(8,642)
Return of deposits in escrow	—	299
Acquisitions	(3,000)	—
Net cash used in investing activities	(28,816)	(21,999)
Cash flows from financing activities
Payments of tax withholding obligations related to restricted stock units	(6,140)	(11,511)
Proceeds from issuance of common stock under employee stock plans	1,824	2,360
Repurchase of common stock	(37,781)	(20,000)
Deferred acquisition payments	(10,537)	(5,358)
Repayments of debt	(3,254)	(2,625)
Payments of debt issuance costs	(2,298)	—
Net cash used in financing activities	(58,186)	(37,134)
Effect of exchange rate changes on cash and cash equivalents	(5,140)	7,506
Net (decrease) increase in cash and cash equivalents	(19,357)	16,239
Cash and cash equivalents
Beginning of period	111,837	85,196
End of period	$92,480	$101,435
Supplemental disclosure of cash flow information
Cash paid for interest	$20,138	$18,966
Cash paid for income taxes	$16,923	$11,554
Supplemental disclosure of non-cash activities:
Change in purchases of property, equipment and leasehold improvements included in accounts payable and accrued expenses	$(9)	$786
Right-of-use assets obtained in exchange for operating lease liabilities	$11,024	$5,580
Unsettled repurchases of common stock included in accrued liabilities and other	$909	$—
Insurance premiums financed	$1,430	$—
Assets acquired in exchange for vendor credits	$7	$319

The accompanying notes are an integral part of these Consolidated Financial Statements.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Nature of Operations
Description of Business
N-able, Inc., a Delaware corporation, together with its subsidiaries, protects businesses from evolving cyberthreats. Our AI-powered cybersecurity platform delivers business resilience to over 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 26, 2026, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2026. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies, except as described below.
Basis of Presentation
Our interim Consolidated Financial Statements do not include all of the information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements. The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in our opinion, necessary to provide a fair statement of results for the interim periods presented. This interim information should be read in conjunction with the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A, referred to together as our “2025 Annual Report.”
Revision of Previously Issued Financial Statements
During the three months ended June 30, 2026, we identified errors related to (i) the net overstatement of revenue associated with certain subscription arrangements and (ii) the accounting for vendor credits on server infrastructure trade-ins, resulting in errors in other income and depreciation expense. Also, we had other immaterial errors from prior periods, including certain balance sheet accounts originating from our 2021 separation from SolarWinds, primarily related to the calculation of foreign exchange. We assessed these errors individually and in the aggregate and concluded they were not material to any previously issued annual or interim consolidated financial statements. However, in accordance with Staff Accounting Bulletin No. 108 of the Securities and Exchange Commission (“SEC”), the Company concluded that correcting the cumulative errors in the three months ended June 30, 2026 would have been material to its statement of operations for the three and six months ended June 30, 2026. As a result, we revised our previously issued financial statements.
Additionally, in conjunction with the revision, the Company corrected certain other immaterial items that were previously corrected out of period and that were previously identified and concluded as immaterial, individually and in the aggregate, to its financial statements.
The revised amounts as of and for the three and nine months ended September 30, 2025 are reflected in the accompanying Consolidated Financial Statements and related footnotes. The Consolidated Balance Sheet as of December 31, 2025 reflects the revised amounts previously reported in our 2025 Annual Report. In addition, the amounts presented for the nine months ended September 30, 2026 in the accompanying Consolidated Financial Statements reflect the correction of the errors attributable to the six months ended June 30, 2026.
For the three and nine months ended September 30, 2025 and the nine months ended September 30, 2026, revisions to the Consolidated Statements of Stockholders’ Equity are limited to changes in net loss and foreign currency translation adjustments, and the resulting impact to accumulated other comprehensive (loss) income, retained earnings, and total stockholders’ equity. These revisions align to the revised Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income presented below. Amounts presented herein for prior periods, including in the applicable notes to the Consolidated Financial Statements, reflect the revision.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheet
(In thousands)

	September 30, 2025
	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Accounts receivable, net of allowance of $3,328 as of September 30, 2025	44,947	(370)	44,577
Current contract assets	22,836	47	22,883
Total current assets	200,346	(323)	200,023
Property and equipment, net	38,989	505	39,494
Total assets	$1,398,052	$182	$1,398,234
Liabilities and stockholders' equity
Current liabilities:
Accrued liabilities and other	49,997	(473)	49,524
Income taxes payable	10,118	969	11,087
Current portion of deferred revenue	17,100	1,659	18,759
Total current liabilities	158,362	2,155	160,517
Long-term liabilities:
Total liabilities	584,666	2,155	586,821
Commitments and contingencies (Note 11)
Stockholders’ equity:
Accumulated other comprehensive income	33,836	(1,188)	32,648
Retained earnings	61,403	(785)	60,618
Total stockholders' equity	813,386	(1,973)	811,413
Total liabilities and stockholders' equity	$1,398,052	$182	$1,398,234

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share information)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Revenue:
Subscription and other revenue	$131,710	$(652)	$131,058	$381,156	$(1,489)	$379,667
Cost of revenue:
Cost of revenue	25,409	81	25,490	73,388	210	73,598
Total cost of revenue	29,649	81	29,730	86,024	210	86,234
Gross profit	102,061	(733)	101,328	295,132	(1,699)	293,433
Total operating expenses	90,461	—	90,461	271,586	—	271,586
Operating income	11,600	(733)	10,867	23,546	(1,699)	21,847
Other expense, net:
Other income, net	4,793	157	4,950	5,324	319	5,643
Total other expense, net	(3,838)	157	(3,681)	(18,468)	319	(18,149)
Income (loss) before income taxes	7,762	(576)	7,186	5,078	(1,380)	3,698
Income tax expense	6,379	(107)	6,272	14,879	(243)	14,636
Net income (loss)	$1,383	$(469)	$914	$(9,801)	$(1,137)	$(10,938)
Other comprehensive income:
Foreign currency translation adjustment	1,199	(24)	1,175	54,931	(1,104)	53,827
Other comprehensive income	1,199	(24)	1,175	54,931	(1,104)	53,827
Comprehensive income	$2,582	$(493)	$2,089	$45,130	$(2,241)	$42,889
Net income (loss) per share:
Basic income (loss) per share	$0.01	$(0.00)	$0.00	$(0.05)	$(0.01)	$(0.06)
Diluted income (loss) per share	$0.01	$(0.00)	$0.00	$(0.05)	$(0.01)	$(0.06)

Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Net loss	$(9,801)	$(1,137)	$(10,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,362	210	32,572
Gain on asset disposal	—	(319)	(319)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Current contract assets	(10,050)	141	(9,909)
Income taxes payable	685	(243)	442
Deferred revenue	(5,621)	1,348	(4,273)
Net cash provided by operating activities	67,866	—	67,866

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
•revenue recognition; and
•income taxes.
Money Market Fund Financial Assets
As of September 30, 2026 and December 31, 2025, we have money market fund financial assets of $47.1 million and $68.2 million, respectively, which are included in “cash and cash equivalents” in our Consolidated Balance Sheets. See “Fair Value Measurements” below and Note 6. Fair Value Measurements for further details regarding the fair value measurements of our money market fund financial assets.
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
The carrying values reported in our Consolidated Balance Sheets for cash, accounts receivable, accounts payable and other accrued expenses approximate fair value due to relatively short periods to maturity. See Note 6. Fair Value Measurements for a summary of our financial instruments accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the carrying value of our outstanding debt under the Credit Agreement approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. As of September 30, 2026, the carrying value of our insurance premium financing approximates its fair value due to its short-term nature. See Note 8. Debt for further details regarding our debt.
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
The Company’s financing arrangements may include non-revolving delayed draw debt commitments. Fees paid in connection with obtaining such commitments are deferred and recorded as a loan commitment asset, which represents the Company’s contractual right to access future financing. The loan commitment asset is initially measured at its incurred cost and is assessed for impairment at each reporting period. Upon the funding of a delayed draw term loan, the Company derecognizes the associated portion of the loan commitment asset and records it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. If it becomes probable that all or a portion of the loan commitment will not be drawn, the related portion of the loan commitment asset is expensed immediately.
Goodwill

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized and is tested for impairment at least annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may exceed its fair value. We operate as a single reporting unit for purposes of goodwill impairment testing. An impairment charge is recognized for the amount by which the reporting unit’s carrying value exceeds its fair value, limited to the amount of goodwill allocated to the reporting unit.
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
In applying the market approach, we believe a market participant buyer would generally be willing to pay a premium above the quoted market price of our common stock to obtain a controlling interest in the business. The control premium is derived from control premiums observed in comparable market transactions and is compared to the implied control premium based upon estimated synergies that would be realized by a hypothetical buyer. The selection of an appropriate control premium requires judgment and represents a key assumption used in estimating the fair value of the reporting unit. See Note 4. Goodwill for further information regarding our evaluation of potential indicators of impairment during the three months ended September 30, 2026.
Asset Acquisitions
We evaluate each acquisition to determine whether the acquired set of assets and activities meets the definition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business and the transaction is accounted for as an asset acquisition. In an asset acquisition, the cost of the acquisition, including direct transaction costs, is allocated to the assets acquired and liabilities assumed on a relative fair value basis, and no goodwill is recognized. Contingent consideration in an asset acquisition that is not required to be accounted for as a derivative is recognized when payment becomes probable and the amount can be reasonably estimated, with a corresponding increase to the cost of the acquired assets. Any such increase is amortized over the remaining useful life of the related asset. See Note 3. Acquisitions for further details regarding our July 2026 asset acquisition.
Restructuring
Restructuring costs consist primarily of severance and other employee termination benefits. We account for one-time termination benefits in accordance with ASC 420, Exit or Disposal Cost Obligations, and recognize a liability at fair value when the plan of termination has been approved by management, communicated to affected employees, and the other recognition criteria have been met. If affected employees are required to render service beyond a minimum retention period to receive the termination benefits, the liability is recognized ratably over the future service period. Other costs associated with exit activities are recognized when incurred. Restructuring liabilities are included in “accrued liabilities and other” in our Consolidated Balance Sheets, are reviewed each reporting period, and adjusted for changes in estimates. See Note 13. Restructuring for further details regarding our workforce reorganization during the three months ended September 30, 2026.
Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component are summarized below:

	Foreign Currency Translation Adjustments	Accumulated Other Comprehensive Income

	(in thousands)
Balance as of December 31, 2025	$32,514	$32,514
Other comprehensive loss before reclassification	(16,945)	(16,945)
Amount reclassified from accumulated other comprehensive income	—	—
Net current period other comprehensive loss	(16,945)	(16,945)
Balance as of September 30, 2026	$15,569	$15,569
Revenue
Our revenue consists of the following:

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Subscription revenue	$136,343	$129,865	$404,567	$375,751
Other revenue	1,108	1,193	3,476	3,916
Total subscription and other revenue	$137,451	$131,058	$408,043	$379,667
During the three and nine months ended September 30, 2026 and 2025, respectively, we recognized the following revenue from subscription and other services at a point in time and over time:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue recognized at a point in time	$8,886	$13,071	$28,544	$39,902
Revenue recognized over time	128,565	117,987	379,499	339,765
Total revenue recognized	$137,451	$131,058	$408,043	$379,667

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
The following table reflects the changes in our total deferred revenue balance for the nine months ended September 30, 2026:

Total Deferred Revenue

(in thousands)
Balance as of December 31, 2025	$28,954
Deferred revenue recognized	(26,641)
Additional amounts deferred	18,598
Balance as of September 30, 2026	$20,911
Contract Assets
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period, with the remaining recorded as long-term. Current contract assets were $16.1 million and $19.5 million as of September 30, 2026 and December 31, 2025, respectively. Non-current contract assets were $0.6 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively, and are included in other non-current assets on our Consolidated Balance Sheets.
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
We recognize the incremental costs of obtaining contracts as expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. For long-term committed contracts, we expect that commission fees paid to sales representatives as a result of obtaining these contracts are recoverable and are therefore capitalized. Current

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
capitalized commissions were $3.2 million and $2.7 million as of September 30, 2026 and December 31, 2025, respectively, and are included in “prepaid and other current assets” in our Consolidated Balance Sheets. Non-current capitalized commissions were $2.0 million and $2.3 million as of September 30, 2026 and December 31, 2025, respectively, and are included in “other non-current assets” in our Consolidated Balance Sheets. Capitalized commissions are amortized on a straight-line basis over a period of three years, and are included in “sales and marketing” in our Consolidated Statements of Operations. We recognized amortization of capitalized commissions of $0.8 million and $0.5 million during the three months ended September 30, 2026 and 2025, respectively. We recognized amortization of capitalized commissions of $2.2 million and $1.4 million during the nine months ended September 30, 2026 and 2025, respectively.
Remaining Performance Obligations
We expect to recognize revenue related to remaining performance obligations as of September 30, 2026, as follows:

	Revenue Recognition Expected by Period
	Total	Less than 1 year	1-3 years	More than 3 years

	(in thousands)
Expected recognition of remaining performance obligations	$267,169	$200,371	$66,371	$427

Cost of Revenue
Amortization of Acquired Technologies. During the three and nine months ended September 30, 2026 and 2025, respectively, amortization of acquired technologies included in cost of revenue relate to our subscription products as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Amortization of acquired technologies	$4,232	$4,240	$12,710	$12,636
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
3. Acquisitions
Infrascale, Inc.
On July 29, 2026 (the “Closing Date”), N-able Technologies Ltd, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “APA”) with Infrascale, Inc. (“Infrascale”) and acquired certain customer contracts, customer lists, and related contract rights (the “Acquired Contracts”). We did not acquire Infrascale’s software, source code, or employees. Under the APA, we received a perpetual, non-exclusive, non-transferable, royalty-free license to distribute the Infrascale backup products solely to the customers party to the Acquired Contracts (the “Acquired Customers”), and we intend

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
to migrate the Acquired Customers to our Cove data protection solution. Because substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, we accounted for the transaction as an asset acquisition rather than a business combination, and no goodwill was recognized.
Consideration consists of $3.0 million in cash paid at closing and contingent consideration based on Converted ARR (as defined in the APA), measured quarterly over the 36 months following the Closing Date. Contingent payments are equal to 100% of Converted ARR in excess of $3.0 million up to $6.0 million, plus 125% of any Converted ARR in excess of $6.0 million.
Contingent consideration is recognized when payment becomes probable and the amount can be reasonably estimated, with a corresponding increase to the cost of the acquired intangible asset. As of September 30, 2026, we concluded that payment of contingent consideration was not probable, and accordingly no liability has been recorded. Future payments, if any, will depend on the number of Acquired Customers that migrate to our solutions and the resulting Converted ARR, and we are not able to reasonably estimate the amount of such payments at this time.
The total cost of the acquisition of $3.0 million was allocated to a single customer relationships intangible asset, which is being amortized on a straight-line basis over its estimated useful life of 36 months. No transaction costs were capitalized. We recognized $0.2 million of amortization expense related to this asset during the three and nine months ended September 30, 2026, which is included in amortization of acquired intangibles in our Consolidated Statements of Operations.
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
At the date of acquisition, the fair value of the deferred consideration was $96.3 million. As of September 30, 2026, the fair value of the deferred consideration, net of payments of $51.7 million, was $65.7 million, resulting in the recognition of expense of $1.7 million and $5.0 million for the three and nine months ended September 30, 2026, respectively. We recognized $0.9 million and $2.6 million in general and administrative expense related to the service-based portion of deferred consideration, and $0.8 million and $2.4 million in interest expense related to the time-based portion of the deferred consideration, for the three and nine months ended September 30, 2026, respectively.
At the date of acquisition, the fair value of the contingent consideration was $16.6 million. The earn-out arrangement provided for up to $15.0 million in potential cash payments for each of the 2024 and 2025 fiscal years, based upon the achievement of certain performance metrics against defined targets. In June 2025, we made a cash earn-out payment of

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
$5.4 million related to the 2024 fiscal year performance metrics. During the three months ended June 30, 2026, we made a cash earn-out payment of $10.5 million related to the 2025 fiscal year performance metrics, which was the second and final cash earn-out payment. Immediately prior to this payment, the fair value of the remaining contingent consideration was $10.5 million, resulting in the recognition of a gain of $0.3 million for the nine months ended September 30, 2026. As of September 30, 2026, the contingent consideration has been paid in full.
See Note 6. Fair Value Measurements, Note 7. Accrued Liabilities and Other and Note 11. Commitments and Contingencies for additional information regarding the deferred and contingent consideration liabilities.
We recognize revenue on the acquired products in accordance with our revenue recognition policy as described in Note 2. Summary of Significant Accounting Policies.
4. Goodwill
The following table reflects the changes in goodwill for the nine months ended September 30, 2026:

(in thousands)
Balance as of December 31, 2025	$1,024,300
Acquisitions	—
Foreign currency translation and other adjustments	(13,539)
Balance as of September 30, 2026	$1,010,761
A significant portion of our assets consists of goodwill, which represents the excess of the purchase price over the estimated fair value of net assets acquired in business combinations and was primarily derived from the take‑private transaction of SolarWinds in February 2016 and subsequent acquisitions. We test goodwill for impairment at least annually during the fourth quarter and more frequently if events or changes in circumstances indicate that an impairment may exist. An impairment is recognized when the carrying value of our reporting unit exceeds its estimated fair value. No goodwill impairment has been recorded during the nine months ended September 30, 2026 and 2025.
We operate as a single reporting unit for purposes of goodwill impairment testing. During the three months ended June 30, 2026, we identified indicators of potential impairment, primarily due to a sustained decline in our stock price and market capitalization, and performed an interim quantitative goodwill impairment test as of June 30, 2026. The fair value of our reporting unit exceeded its carrying value and, therefore, no goodwill impairment was recorded during the three months ended June 30, 2026.
During the three months ended September 30, 2026, we evaluated indicators of impairment for our single reporting unit, including an increase in our stock price, and determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value. As a result, Management concluded that a triggering event did not occur during the three months ended September 30, 2026 and a quantitative impairment test of goodwill was not required during the period.
A sustained decline in the Company's stock price, or changes in other assumptions used in estimating the fair value of the reporting unit, could indicate that the fair value of the reporting unit has declined below its carrying value and could require the recognition of a goodwill impairment charge in a future period, which could have a material adverse impact on the Company's results of operations. The Company will continue to monitor its stock price and other relevant qualitative and quantitative factors throughout the remainder of fiscal 2026, including in connection with our annual goodwill impairment test in the fourth quarter.
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

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
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
In connection with the Separation and Distribution, all of the vested and outstanding and unvested SolarWinds equity awards held by our employees were converted to N-able awards (the “Conversion”). The modification of these equity awards resulted in incremental compensation expense to the extent the estimated fair value of the awards immediately following the modification exceeded the estimated fair value of the awards immediately prior to the modification. This expense is to be recognized upfront for all vested and outstanding awards and over the remaining vesting term for all unvested awards. We recognized no incremental expense in connection with the Conversion during each of the three months ended September 30, 2026 and 2025. We recognized no incremental expense in connection with the Conversion during the nine months ended September 30, 2026, and less than $0.1 million of incremental expense during the nine months ended September 30, 2025. We include stock-based compensation expense in operating expense (general and administrative, sales and marketing and research and development) and cost of revenue on our Consolidated Statements of Operations, depending on the nature of the employee’s role in our operations.
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
Tax Matters Agreement
We entered into a Tax Matters Agreement with SolarWinds that governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. No costs were incurred under the Tax Matters Agreement during each of the three and nine months ended September 30, 2026 and 2025.
Software OEM Agreements
We entered into Software OEM Agreements with SolarWinds pursuant to which SolarWinds granted to N-able, and N-able granted to SolarWinds, a non-exclusive and royalty-bearing license to market, advertise, distribute and sublicense certain SolarWinds and N-able software products, respectively, to customers on a worldwide basis. Each agreement had a two-year term, and each agreement was renewed for additional two-year terms during each of the years ended December 31, 2023 and December 31, 2025. We earned $0.6 million of revenue during each of the three months ended September 30, 2026 and 2025, respectively, and incurred no costs and less than $0.1 million of costs during the three months ended September 30, 2026 and 2025, respectively, under the Software OEM Agreements. We earned $1.6 million and $1.5 million of revenue during the nine months ended September 30, 2026 and 2025, respectively, and incurred less than $0.1 million and $0.2 million of costs during the nine months ended September 30, 2026 and 2025, respectively, under the Software OEM Agreements.
Employee Matters Agreement

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
We entered into an Employee Matters Agreement with SolarWinds that governs N-able's and SolarWinds’ compensation and employee benefit obligations with respect to the employees and other service providers of each company, and generally allocated liabilities and responsibilities relating to employment matters and employee compensation and benefit plans and programs. No costs were incurred under the Employee Matters Agreement during the three and nine months ended September 30, 2026 and 2025.
Intellectual Property Matters Agreement
We entered into an Intellectual Property Matters Agreement with SolarWinds pursuant to which each party granted to the other party a generally irrevocable, non-exclusive, worldwide, and royalty-free license to use certain intellectual property rights retained by the other party. Under the Intellectual Property Matters Agreement, the term for the licensed or sublicensed know-how is perpetual and the term for each licensed or sublicensed patent is until expiration of the last valid claim of such patent. The Intellectual Property Matters Agreement will terminate only if N-able and SolarWinds agree in writing to terminate it. No costs were incurred under the Intellectual Property Matters Agreement during the three and nine months ended September 30, 2026 and 2025.
Trademark License Agreement
We entered into a Trademark License Agreement with SolarWinds pursuant to which SolarWinds granted to N-able a generally limited, worldwide, non-exclusive and royalty-free license to use certain trademarks retained by SolarWinds that were used by SolarWinds in the conduct of its business prior to the Separation and Distribution. The Trademark License Agreement will terminate once we cease to use all of the licensed trademarks. No costs were incurred under the Trademark License Agreement during the three and nine months ended September 30, 2026 and 2025.
Software Cross License Agreement
We entered into a Software Cross License Agreement with SolarWinds pursuant to which each party granted to the other party a generally perpetual, irrevocable, non-exclusive, worldwide and, subject to certain exceptions, royalty-free license to certain software libraries and internal tools for limited uses. The term of the Software Cross License Agreement will be perpetual unless N-able and SolarWinds agree in writing to terminate the agreement. Under the Software Cross License Agreement, we earned no revenue during each of the three and nine months ended September 30, 2026 and 2025, and incurred no costs during each of the three and nine months ended September 30, 2026 and 2025.
Sublease Agreement
We entered into a Sublease Agreement with SolarWinds for our office space in Austin, Texas. As of September 30, 2026, we do not occupy this subleased space. The Sublease Agreement is set to expire on November 30, 2026. We incurred operating lease costs of $0.2 million under the Sublease Agreement during each of the three months ended September 30, 2026 and 2025, respectively. We incurred operating lease costs of $0.5 million under the Sublease Agreement during each of the nine months ended September 30, 2026 and 2025, respectively.
6. Fair Value Measurements
The following tables summarize the fair value of our money market fund financial assets and contingent consideration financial liabilities that were measured on a recurring basis as of September 30, 2026 and December 31, 2025. See Note 3. Acquisitions and Note 11. Commitments and Contingencies for further details regarding our contingent consideration liabilities. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2026 and 2025.

	Fair Value Measurements as of September 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$47,145	$—	$—	$47,145
Liabilities:
Contingent consideration	$—	$—	$—	$—

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)

	Fair Value Measurements as of December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets:
Money market funds	$68,205	$—	$—	$68,205
Liabilities:
Contingent consideration	$—	$—	$10,840	$10,840
The following table presents a summary of the changes in the fair value of our contingent consideration liabilities measured using Level 3 inputs during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Beginning balance	$—	$10,310	$10,840	$14,050
Payments	—	—	(10,537)	(5,358)
Net (gains) losses recognized	—	1,880	(303)	3,498
Ending balance	$—	$12,190	$—	$12,190

As of September 30, 2026 and December 31, 2025, the carrying value of our outstanding debt under the Credit Agreement approximates its estimated fair value as the interest rate on the debt is adjusted for changes in market rates. As of September 30, 2026, the carrying value of our insurance premium financing approximates its fair value due to its short-term nature. See Note 8. Debt for further details regarding our debt.
7. Accrued Liabilities and Other
Accrued and other current liabilities were as follows:

	September 30,	December 31,
	2026	2025

	(in thousands)
Payroll-related accruals	$21,001	$28,572
Value-added and other tax	5,040	7,857
Purchasing accruals	4,834	3,998
Accrued interest expense	2,900	2,659
Accrued professional fees	2,354	2,143
Accrued royalties	3,389	3,462
Consideration payable in cash or equity	—	120
Accrued restructuring	2,150	—
Accrued other liabilities	7,359	6,472
Total accrued liabilities and other	$49,027	$55,283
Accrued Restructuring
See Note 13. Restructuring for further details regarding the restructuring liability included in “accrued liabilities and other” in our Consolidated Balance Sheets.
8. Debt
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company, including N-able International Holdings I, LLC (as guarantor) and N-able International Holdings II, LLC (as borrower), entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. N-able International Holdings I, LLC is a holding company with no other operations,

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
cash flows, material assets or liabilities other than the equity interests in N-able International Holdings II, LLC. The Credit Agreement provides for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”). On July 19, 2021, prior to the completion of the Distribution, the Company distributed approximately $16.5 million, representing a portion of the proceeds from the Term Loan, net of the repayment of related party debt due to SolarWinds Holdings, Inc., payment of intercompany trade payables, and fees and other transaction related costs, to SolarWinds. The Revolving Facility will primarily be available for general corporate purposes.
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
The Delayed Draw Term Loan Facility permits the Company to draw up to five times during the Availability Period. There is a minimum funding amount of $1.0 million per draw with additional increments of $0.1 million allowed beyond the minimum requirement. The Term Loan and funded Delayed Draw Term Loan (collectively, the “Term Loan” subject to the “Credit Agreement”) have the same terms and are treated as a single fungible class of term loan for all purposes under the Credit Agreement, as amended, except that interest on the Delayed Draw Term Loans will commence on the date of the applicable draw. As of September 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility.
In connection with the Delayed Draw Term Loan Facility, the Company recognized a loan commitment asset (the “Loan Commitment Asset”) at its incurred cost. The Loan Commitment Asset represents the Company’s contractual right to future financing and meets the definition of a financial asset. Because the Expiration Date is less than 12 months from September 30, 2026, the Loan Commitment Asset is classified as a current asset. Upon funding of the Delayed Draw Term Loans, the Company will derecognize the associated portion of the Loan Commitment Asset and record it as a discount to the funded debt, which is amortized to interest expense over the term of the related loan using the effective interest method. The balance of the Loan Commitment Asset is $2.3 million as of September 30, 2026.
The following table summarizes information relating to our outstanding debt as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Amount Outstanding	Effective Rate	Amount Outstanding	Effective Rate

	(in thousands, except interest rates)
Term loan facility	$397,000	6.51%	$400,000	6.59%
Revolving credit facility	—	—%	—	—%
Total principal amount	397,000		400,000
Unamortized discount and debt issuance costs	(5,443)		(6,127)
Total debt, net	391,557		393,873
Less: Current debt obligation	(4,000)		(4,000)
Long-term debt, net of current portion	$387,557		$389,873

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
Pursuant to the terms of the Delayed Draw Term Loan Facility, ticking fees accrue at the Applicable Rate per annum on undrawn amounts during the Commitment Period and are expensed as incurred in interest expense. Interest expense will begin to accrue on funded amounts at the Applicable Rate on the date the Delayed Draw Term Loans are funded.
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
As of September 30, 2026 and December 31, 2025, we were in compliance with all covenants of the Credit Agreement.
The following table summarizes the remaining future minimum principal payments under the Credit Agreement as of September 30, 2026:

(in thousands)
2026	$1,000
2027	4,000
2028	4,000
2029	4,000
Thereafter	384,000
Total minimum principal payments	$397,000
Insurance Premium Financing
During the three months ended September 30, 2026, we entered into an agreement with a third-party financing company to finance $1.4 million of our annual insurance premiums for policies effective August 1, 2026. The amount financed bears interest at an annual rate of 6.25% and is payable in 11 equal monthly installments from September 2026 through July 2027. The financing company holds a security interest in the unearned premiums of the financed policies. As of September 30, 2026, the outstanding balance under the agreement was $1.2 million, which is included in “current debt obligation” in our Consolidated Balance Sheets. The agreement is separate from the Credit Agreement and is not included in the tables above. As a result, current debt obligation in our Consolidated Balance Sheets as of September 30, 2026 consists of $4.0 million of current debt obligation under the Credit Agreement and $1.2 million of insurance premium financing.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
9. Earnings Per Share
Basic and Diluted Earnings Per Share
A reconciliation of the number of shares in the calculation of basic and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Basic earnings per share
Numerator:
Net income (loss)	$(4,373)	$914	$(4,296)	$(10,938)
Denominator:
Weighted-average common shares outstanding used in computing basic earnings per share	186,087	187,599	187,408	188,213
Basic earnings per share	$(0.02)	$0.00	$(0.02)	$(0.06)

Diluted earnings per share
Numerator:
Net income (loss)	$(4,373)	$914	$(4,296)	$(10,938)
Denominator:
Weighted-average shares used in computing basic earnings per share	186,087	187,599	187,408	188,213
Add dilutive impact of employee equity plans	—	821	—	—
Weighted-average shares used in computing diluted earnings per share	186,087	188,420	187,408	188,213
Diluted earnings per share	$(0.02)	$0.00	$(0.02)	$(0.06)

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
The dilutive impact of employee equity awards was not applicable to the calculation of diluted net income (loss) per share for the three months ended September 30, 2026 and the nine months ended September 30, 2026 and 2025, as the effect would have been anti-dilutive.
The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income per share attributable to common stockholders for the three months ended September 30, 2025, because their effect would have been anti-dilutive or for which the performance condition had not been met at the end of the period:

Three Months Ended September 30,
2025

(in thousands)
Restricted stock units	8,055
Total anti-dilutive shares	8,055
The calculation of diluted earnings per share requires us to make certain assumptions related to the use of proceeds that would be received upon the assumed exercise of stock options, purchase of restricted stock or proceeds from the employee stock purchase plan.
Share Repurchase Program
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. On August 26, 2026, our board of directors approved a $50.0 million increase to the Repurchase Program, increasing the total authorization to $125.0 million. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. We repurchased 10,184,738 shares for $38.7 million during the three months ended September 30, 2026. As of September 30, 2026, $56.3 million remained available for repurchases under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information on the Repurchase Program.

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
10. Income Taxes
For the three months ended September 30, 2026 and 2025, we recorded income tax expense of $11.9 million and $6.3 million, respectively, resulting in an effective tax rate of 158.1% and 87.3%, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in income taxes on income outside of the United States, including the additional tax impact from the Company’s internal restructuring of its intellectual property, and the amount of unbenefited loss in the United States. For the nine months ended September 30, 2026 and 2025, we recorded income tax expense of $22.3 million and $14.6 million, respectively, resulting in an effective tax rate of 123.8% and 395.8%, respectively. The decrease in effective tax rate for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the overall increase in year-to-date income, partially offset by an increase in income taxes on income outside of the United States and a decrease in the amount of unbenefited loss in the United States attributable to the Company’s internal restructuring of its intellectual property. As noted above and described below, the effective tax rates for the three and nine months ended September 30, 2026 reflect a discrete income tax expense of $6.7 million related to an intercompany transaction.
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
During the three months ended September 30, 2026, the Company completed an intercompany transfer of certain intellectual property rights from a non-U.S. subsidiary to a U.S. subsidiary to better align its intellectual property ownership with its business operations. As a result of the transaction, the Company recognized $6.7 million of discrete income tax expense, consisting of $5.1 million related directly to the transfer of the intellectual property rights and $1.6 million related to an increase in the valuation allowance on certain foreign deferred tax assets. Moreover, as a result of this transfer, the U.S. subsidiary received a step-up in tax basis of the transferred intellectual property rights to their current fair market value under applicable law. As the Company has a valuation allowance recorded in the U.S., there was no income tax benefit recorded on the step-up in tax basis. The step-up in basis will be amortized over 15 years for tax purposes.
Our policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2026, we did not have any accrued interest and penalties related to unrecognized tax benefits.
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
See Note 3. Acquisitions for further details regarding the contingent consideration arrangements related to our July 29, 2026 asset acquisition from Infrascale, for which no liability has been recorded as of September 30, 2026.
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
As we operate in a single operating and reportable segment structure, our CODM assesses performance for the segment and decides how to allocate resources based on consolidated net income, as presented in our Consolidated Statements of Operations, among other metrics. Segment asset information is not reported to the CODM. Our CODM uses consolidated net income to assess performance for the segment by reviewing actual performance against internal forecasts and historical performance. Since we operate as one operating segment, financial segment information, including profit or loss, can be found in our Consolidated Financial Statements. While not presented separately within our Consolidated Financial Statements, our consolidated net income (loss) includes depreciation expense of $4.0 million and $4.8 million and amortization expense of $6.9 million and $6.4 million for the three months ended September 30, 2026 and 2025, respectively, and depreciation expense of $12.7 million and $13.7 million and amortization expense of $20.2 million and $18.8 million for the nine months ended September 30, 2026 and 2025, respectively.
Geographic Information
We base revenue by geography on the billing address of each customer. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2026 and 2025, respectively. The following tables set forth revenue by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Revenue
United States, country of domicile	$66,523	$64,579	$197,459	$189,230
United Kingdom	14,478	13,405	42,592	38,743
All other international	56,450	53,074	167,992	151,694
Total revenue	$137,451	$131,058	$408,043	$379,667
Other than the United States, Switzerland, and United Kingdom, no single country accounted for 10% or more of our total net long-lived assets as of September 30, 2026 and December 31, 2025, respectively. The following tables set forth net long-lived assets by geographic area:

	September 30,	December 31,
	2026	2025

	(in thousands)
Long-lived assets, net
United States, country of domicile	$13,752	$11,686
Switzerland	11,430	12,265
United Kingdom	8,843	5,724
All other international	9,026	8,717
Total long-lived assets, net	$43,051	$38,392
13. Restructuring

N-able, Inc.
Notes to Consolidated Financial Statements (Unaudited)
On July 20, 2026, we approved a plan to reorganize our global workforce, reducing headcount by approximately 6%, as part of cost-reduction initiatives intended to align investments with highest priority opportunities, operate a streamlined organization, and drive high levels of productivity (the “2026 Reorganization”). We expect the 2026 Reorganization to be substantially complete by December 31, 2026.
We expect to incur total costs of approximately $5.0 million to $6.0 million in connection with the 2026 Reorganization, consisting of cash expenditures for severance and related employee benefit costs. During the three and nine months ended September 30, 2026, we recognized $4.9 million of severance and related employee benefit costs related to the 2026 Reorganization. Of these costs, $2.3 million, $2.2 million, $0.3 million, and $0.1 million are included in “sales and marketing,” “research and development,” “cost of revenue,” and “general and administrative,” respectively, in our Consolidated Statements of Operations.
The following table summarizes activity in our restructuring liability related to the 2026 Reorganization, which is included in “accrued liabilities and other” in our Consolidated Balance Sheets.

(in thousands)

Balance as of December 31, 2025	$—
Costs incurred and charged to expense	4,866
Cash payments	(2,706)
Effect of foreign currency exchange rates	(10)
Balance as of September 30, 2026	$2,150
14. Subsequent Events
Delayed Draw Term Loan
In June 2026, we entered into Amendment No. 3 to the Credit Agreement, which added the Delayed Draw Term Loan Facility. On October 8, 2026, we borrowed the full $75.0 million available under the Delayed Draw Term Loan Facility and received net proceeds of $73.4 million, after the payment of $0.7 million of ticking fees and $0.9 million of commitment fees. The Delayed Draw Term Loans have the same maturity date and interest rate as the existing Term Loan and are treated as a single class of term loans with the existing Term Loan under the Credit Agreement. We intend to use the proceeds for general corporate purposes, share repurchases, and the deferred consideration payment in November 2026. See Note 8. Debt for further details regarding the Delayed Draw Term Loan Facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially and adversely from those anticipated in the forward-looking statements. Please see the section entitled “Safe Harbor Cautionary Statement” in this report and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 on Form 10-K/A (together, the “2025 Annual Report”), and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see “Non-GAAP Financial Measures” below.
Overview
N-able, Inc., a Delaware corporation, together with its subsidiaries (“Company”, “we,” “us” and “our”), protects businesses from evolving cyberthreats. Our AI-powered cybersecurity platform delivers business resilience to over 500,000 organizations worldwide, leveraging advanced end-to-end capabilities, simplified workflows, market-leading integrations, and flexible deployment options to improve efficiency and drive critical security outcomes. Our partner-first approach pairs our technology with experts, training, and peer-led events that empower customers to be secure, resilient, and successful.
Revision of Previously Issued Financial Statements
See Note 2. Summary of Significant Accounting Policies for additional information, including the effect of the revision on each previously issued period presented. Amounts presented herein for prior periods reflect the revision.
Third Quarter Financial Highlights
Revenue
Our total revenue was $137.5 million and $131.1 million for the three months ended September 30, 2026 and 2025, respectively. See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for further details regarding revenue recognized from subscription and other services.
Annual Recurring Revenue
Total annual recurring revenue (“ARR”) as of September 30, 2026 was $553.1 million, compared to $528.1 million as of September 30, 2025, representing an increase of 4.7%. This increase was primarily due to steady demand for our solutions.
As of September 30, 2026, we had 2,716 customers with ARR over $50,000 on our platform, up from 2,611 as of September 30, 2025, representing an increase of 4.0%. Over the same period, customers with over $50,000 of ARR on our platform grew from approximately 61% of our total ARR as of September 30, 2025 to approximately 63% of our total ARR as of September 30, 2026.
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

Profitability
Our operating income for the three months ended September 30, 2026 was $15.4 million, compared to operating income of $10.9 million for the three months ended September 30, 2025. Our net loss for the three months ended September 30, 2026 was $4.4 million, compared to net income of $0.9 million for the three months ended September 30, 2025. The change to a net loss during the three months ended September 30, 2026 was primarily due to increases in income tax expense, cost of revenue, and research and development expense and a decrease in other income (expense), net, offset in part by an increase in revenue and decreases in general and administrative expense, sales and marketing expense, and interest expense, net. Our Adjusted EBITDA, calculated as net loss of $4.4 million and net income of $0.9 million for the three months ended September 30, 2026 and 2025, respectively, excluding amortization of acquired intangibles and developed technology of $6.9 million and $6.4 million, respectively, depreciation expense of $4.0 million and $4.8 million, respectively, income tax expense of $11.9 million and $6.3 million, respectively, interest expense, net of $8.1 million and $8.6 million, respectively, unrealized foreign currency losses of $0.6 million and unrealized foreign currency gains of $4.2 million, respectively, transaction related costs of $0.9 million and $5.5 million, respectively, stock-based compensation expense and related employer-paid payroll taxes of $8.9 million and $12.2 million, respectively, IP transfer costs of $0.8 million and $0.0 million, respectively, retention bonuses of $1.1 million and $0.0 million, respectively, and restructuring costs and other of $4.8 million and $0.4 million, respectively, was $43.6 million and $40.9 million for the three months ended September 30, 2026 and 2025, respectively. For a description and reconciliation of the non-GAAP measures discussed in this section, see Non-GAAP Financial Measures below.
Cash Flow
We have built our business to generate strong cash flow over the long term. For the three months ended September 30, 2026 and 2025, cash flows from operations were $28.8 million and $24.0 million, respectively. Our cash flows from operations were reduced by cash payments for interest of $6.7 million and $6.3 million for the three months ended September 30, 2026 and 2025, respectively, and cash payments for income taxes of $3.3 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively.

Delayed Draw Term Loan
In June 2026, we entered into an amendment to the Credit Agreement to add a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) with a committed borrowing availability of $75.0 million (the “Delayed Draw Term Loan”). The Credit Agreement, as amended, permits us to draw up to five times in the six months after the effective date of the amendment. Once funded, the Delayed Draw Term Loan’s maturity date and interest rate are equal to the existing Term Loan. As of September 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility. In October 2026, we borrowed the full $75.0 million available under the Delayed Draw Term Loan Facility. See Note 8. Debt and Note 14. Subsequent Events in the Notes to Consolidated Financial Statements for further details regarding the Delayed Draw Term Loan Facility.
Workforce Reorganization
On July 20, 2026, we approved a plan to reorganize our global workforce, reducing headcount by approximately 6%, as part of cost-reduction initiatives intended to align investments with highest priority opportunities, operate a streamlined organization, and drive high levels of productivity. During the three and nine months ended September 30, 2026, we recognized $4.9 million of related costs, consisting of severance and related employee benefit costs. We expect the reorganization to result in annual cash compensation savings of approximately $11.0 million to $13.0 million and non-cash savings of approximately $1.5 million to $2.5 million related to previously granted, unvested stock-based compensation that would have vested over the next twelve months. See Note 13. Restructuring for further details.
Infrascale Asset Acquisition
On July 29, 2026, we acquired certain customer contracts from Infrascale, Inc. for $3.0 million in cash paid at closing, plus contingent consideration based on the annual recurring revenue of acquired customers that migrate to our Cove data protection solution. The transaction was accounted for as an asset acquisition. For the 24 months following the closing, Infrascale continues to service the acquired customers and remits to us 20% of amounts collected, which we recognize as revenue on a net basis. As acquired customers migrate to our solutions, we expect to recognize revenue from those customers on a gross basis, which will result in higher reported revenue from those customers than the net revenue share recognized before migration. See Note 3. Acquisitions for further details.

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
Operating Expenses
Operating expenses consist of sales and marketing, research and development and general and administrative expenses as well as amortization of acquired intangibles. Generally, personnel costs are the most significant component of operating expenses and include salaries, bonuses and stock-based compensation and related employer-paid payroll taxes, as well as an allocation of our facilities, depreciation, IT and benefits costs. We had total employees of 1,918, 1,852, and 1,878 as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively. Our stock-based compensation expense decreased during the three months ended September 30, 2026 as compared to the corresponding period of the prior fiscal year primarily due to forfeitures of unvested equity awards held by employees impacted by our July 2026 workforce reorganization and lower grant-date fair values of equity awards granted to employees during 2026, which reflect the decline in our stock price during the first half of 2026. We expect stock-based compensation expense to continue to decrease during the remainder of the year ending December 31, 2026.
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
•Amortization of Acquired Intangibles. We amortize to operating expenses capitalized costs of intangible assets primarily acquired in connection with the take private transaction of SolarWinds in early 2016 and subsequent business combinations, including the July 1, 2022 acquisition of Spinpanel and the November 20, 2024 acquisition of Adlumin. We also amortize to operating expenses the customer relationships intangible asset recognized in connection with the July 29, 2026 asset acquisition from Infrascale.
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
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$136,343	99.2%	$129,865	99.1%	$6,478
Other revenue	1,108	0.8	1,193	0.9	(85)
Total subscription and other revenue	$137,451	100.0%	$131,058	100.0%	$6,393
Total revenue increased $6.4 million, or 4.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.4% and 49.3% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Revenue from the United Kingdom was approximately 10.5% and 10.2% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $6.5 million, or 5.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in subscription revenue was primarily driven by increased traction across our cybersecurity platform. Subscription revenue as a percentage of our total revenue was 99.2% for the three months ended September 30, 2026, compared to 99.1% for the three months ended September 30, 2025.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 102% for the trailing twelve-month periods ended September 30, 2026 and 2025, respectively. Our calculation includes any expansion revenue and is net of any contraction or cancellation, but excludes credits and revenue attributable to any customer who was not a customer with a paid subscription in the prior period. To calculate our annual dollar-based net revenue retention rate, we first identify the customers with active paid subscriptions in the last month of the prior-year period, or the base customers. We then divide the subscription revenue in the last month of the current-year period attributable to the base customers by the revenue attributable to those base customers in the last month of the prior-year period. Our dollar-based net revenue retention rate for a particular period is then obtained by averaging the rates from that particular period with the results from each of the prior eleven months.
Other Revenue. Other revenue decreased $0.1 million, or 7.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in maintenance revenue of $0.2 million, partially offset by an increase in professional services revenue of $0.1 million. Other revenue as a percentage of our total revenue was 0.8% for the three months ended September 30, 2026, compared to 0.9% for the three months ended September 30, 2025.
Cost of Revenue

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$30,322	22.1%	$25,490	19.4%	$4,832
Amortization of acquired technologies	4,232	3.1	4,240	3.2	(8)
Total cost of revenue	$34,554	25.1%	$29,730	22.7%	$4,824
Total cost of revenue increased $4.8 million, or 16.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to an increase in public cloud infrastructure and hosting fees and royalties related to our subscription products of $4.7 million, partially offset by a decrease in depreciation of servers and amortization of capitalized internal-use software costs of $0.5 million.
Operating Expenses

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	39,073	28.4%	40,488	30.9%	(1,415)
Research and development	27,006	19.6	25,188	19.2	1,818
General and administrative	20,756	15.1	24,288	18.5	(3,532)
Amortization of acquired intangibles	663	0.5	497	0.4	166
Total operating expenses	$87,498	63.7%	$90,461	69.0%	(2,963)
Sales and Marketing. Sales and marketing expenses decreased $1.4 million, or 3.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to decreases in personnel costs driven by headcount decreases of $1.6 million, acquisition-related costs of $0.9 million, and advertising spend of $0.7 million, partially offset by an increase in restructuring expenses of $2.1 million.
Research and Development. Research and development expenses increased $1.8 million, or 7.2%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by increases in restructuring expenses of $2.1 million and subscription costs $1.3 million driven by AI software subscriptions, partially offset by decreases in personnel costs driven by headcount decreases of $1.1 million and contract services costs of $1.0 million.
General and Administrative. General and administrative expenses decreased $3.5 million, or 14.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to decreases in expense related to the Adlumin contingent consideration liability of $1.9 million, bad debt expense of $1.9 million, and expense related to the Adlumin deferred consideration liability of $1.6 million, partially offset by increases in restructuring expenses of $0.8 million and professional fees of $0.6 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to amortization of the customer relationships intangible asset recognized in connection with the Infrascale asset acquisition. See Note 3. Acquisitions in the Notes to Consolidated Financial Statements for further details.
Interest Expense, Net

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	8,057	5.9%	8,631	6.6%	$(574)
Interest expense, net decreased by $0.6 million, or 6.7%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in expense of $0.6 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$183	0.1%	$4,950	3.8%	$(4,767)
Other (expense) income, net decreased by $4.8 million, or 96.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to decreased gains due to the impact of exchange rates on foreign currency denominated accounts of $4.7 million.
Income Tax Expense

	Three Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$7,525	5.5%	$7,186	5.5%	$339
Income tax expense	11,898	8.7	6,272	4.8	5,626
Effective tax rate	158.1%		87.3%		70.8%
Our income tax expense for the three months ended September 30, 2026 increased by $5.6 million as compared to the three months ended September 30, 2025. The effective tax rate increased to 158.1% for the same period primarily due to increases in income taxes on income outside of the United States, including the additional discrete income tax expense of $6.7 million related to the intercompany transfer of certain intellectual property rights, and the amount of unbenefited loss in the United States.
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

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Subscription revenue	$404,567	99.1%	$375,751	99.0%	$28,816
Other revenue	3,476	0.9	3,916	1.0	(440)
Total subscription and other revenue	$408,043	100.0%	$379,667	100.0%	$28,376
Total revenue increased $28.4 million, or 7.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. We base revenue by geography on the billing address of each customer. Based on customer location, revenue from the United States was approximately 48.4% and 49.8% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Revenue from the United Kingdom was approximately 10.4% and 10.2% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Other than the United States and the United Kingdom, no single country accounted for 10% or more of our total revenue during these periods.

Subscription Revenue. Subscription revenue increased $28.8 million, or 7.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in subscription revenue was primarily driven by increased traction across our cybersecurity platform. Subscription revenue as a percentage of our total revenue was 99.1% for the nine months ended September 30, 2026, compared to 99.0% for the nine months ended September 30, 2025.
Our annual dollar-based net revenue retention rate for our subscription products was approximately 105% and 102% for the trailing twelve-month periods ended September 30, 2026 and 2025, respectively.
Other Revenue. Other revenue decreased $0.4 million, or 11.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in maintenance revenue. Other revenue as a percentage of our total revenue was 0.9% for the nine months ended September 30, 2026, compared to 1.0% for the nine months ended September 30, 2025.
Cost of Revenue

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Cost of revenue	$85,708	21.0%	$73,598	19.4%	$12,110
Amortization of acquired technologies	12,710	3.1	12,636	3.3	74
Total cost of revenue	$98,418	24.1%	$86,234	22.7%	$12,184
Total cost of revenue increased $12.2 million, or 14.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to increases in public cloud infrastructure and hosting fees and royalties related to our subscription products of $12.2 million and third-party services of $0.7 million.

Operating Expenses

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Sales and marketing	124,345	30.5%	123,254	32.5%	1,091
Research and development	79,771	19.5	75,408	19.9	4,363
General and administrative	60,919	14.9	71,425	18.8	(10,506)
Amortization of acquired intangibles	1,656	0.4	1,499	0.4	157
Total operating expenses	$266,691	65.4%	$271,586	71.5%	(4,895)
Sales and Marketing. Sales and marketing expenses increased $1.1 million, or 0.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to increases in advertising, public relations, and other marketing spend of $3.1 million, restructuring costs of $2.5 million, and subscription costs of $0.7 million, partially offset by decreases in acquisition-related costs of $3.3 million and personnel costs driven by headcount decreases of $1.2 million.
Research and Development. Research and development expenses increased $4.4 million, or 5.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by increases in restructuring expenses of $1.9 million, subscription costs of $1.4 million driven by AI software subscriptions and allocated facilities and IT costs of $1.3 million, and a decrease in capitalized third-party costs of $0.7 million, partially offset by decreases in contract services costs of $0.6 million and travel expenses of $0.5 million.
General and Administrative. General and administrative expenses decreased $10.5 million, or 14.7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to decreases in expense related to the Adlumin deferred consideration liability of $4.6 million, expense related to the Adlumin contingent consideration liability of $3.8 million, acquisition-related costs of $2.4 million, allocated facilities and IT costs of $1.0 million, bad debt expense of $0.8 million, and personnel costs due to headcount decreases of $0.7 million, partially offset by increases in restructuring expenses of $1.5 million, professional fees of $0.9 million, and contract services costs of $0.7 million.
Amortization of Acquired Intangibles. Amortization of acquired intangibles increased for nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to amortization of customer relationships recognized in connection with the Infrascale asset acquisition. See Note 3. Acquisitions in the Notes to Consolidated Financial Statements for further details.
Interest Expense, Net

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Interest expense, net	23,989	5.9%	23,792	6.3%	$197

Interest expense, net increased by $0.2 million, or 0.8%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in interest income on recoverable taxes of $1.1 million and increases in expense related to the Credit Agreement amendment of $1.0 million, partially offset by a decrease in expense of $1.9 million related to the Adlumin deferred consideration liability. Outstanding borrowings under the Credit Agreement bear interest at variable rates, and therefore changes in interest rates will have an impact on our financial results and cash flows. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Note 3. Acquisitions, Note 6. Fair Value Measurements, and Note 11. Commitments and Contingencies for further details regarding the acquisition of Adlumin.
Other (Expense) Income, Net

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Other (expense) income, net	$(913)	0.2%	$5,643	1.5%	$(6,556)
Other (expense) income, net changed by $6.6 million, or 116.2%, from income of $5.6 million for the nine months ended September 30, 2025 to expense of $0.9 million for the nine months ended September 30, 2026, primarily due to increased losses from the impact of exchange rates on foreign currency denominated accounts of $6.4 million.
Income Tax Expense

	Nine Months Ended September 30,
	2026		2025
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Change

	(in thousands, except percentages)
Income before income taxes	$18,032	4.4%	$3,698	1.0%	$14,334
Income tax expense	22,328	5.5	14,636	3.9	7,692
Effective tax rate	123.8%		395.8%		(272.0)%
Our income tax expense for the nine months ended September 30, 2026 increased by $7.7 million as compared to the nine months ended September 30, 2025. The effective tax rate decreased to 123.8% for the same period primarily due to the overall increase in year-to-date income, partially offset by an increase in income taxes on income outside of the United States, including the additional discrete income tax expense of $6.7 million related to the intercompany transfer of certain intellectual property rights, and a decrease in the amount of unbenefited loss in the United States attributable to the intercompany transfer of certain intellectual property rights.
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

Non-GAAP Financial Measures
In addition to financial measures prepared in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding, and aid in the period-to-period comparison, of our performance. We believe that these non-GAAP financial measures provide supplemental information that is meaningful when assessing our operating performance because they exclude the impact of certain amounts that our management and Board of Directors do not consider part of core operating results when assessing our operational performance, allocating resources, preparing annual budgets and determining compensation. Accordingly, these non-GAAP financial measures may provide insight to investors into the motivation and decision-making of management in operating the business. Investors are encouraged to review the reconciliation of each of these non-GAAP financial measures to its most comparable GAAP financial measure included below. Non-GAAP financial measures presented below for prior periods are derived from, and reflect, the revised GAAP amounts described in Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We provide non-GAAP operating income and related non-GAAP operating margins excluding such items as stock-based compensation expense and related employer-paid payroll taxes, amortization of acquired intangibles, transaction related costs, spin-off costs, IP transfer costs, retention bonuses, and restructuring costs and other. We define non-GAAP operating margin as non-GAAP operating income divided by total revenue. Management believes these measures are useful for the following reasons:
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
•IP Transfer Costs. We provide non-GAAP information that excludes costs incurred in connection with the intercompany transfer of certain intellectual property rights to better align our intellectual property ownership with its business operations, consisting primarily of third-party legal and tax advisory and valuation fees. These costs are directly attributable to the transfer of these rights, would not have been incurred absent the transfers, and are not part of our ongoing operations. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these transactions. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. The income tax effects of these transfers are recorded in income tax expense and are not included in this adjustment.
•Retention Bonuses. We provide non-GAAP information that excludes cash retention bonuses awarded in connection with our July 2026 workforce reorganization to a limited number of employees whose continued service is critical to completing the July 2026 workforce reorganization, including the transition of responsibilities from eliminated roles. These bonuses were approved as part of the reorganization plan, are payable only if the employee remains employed through the end of the applicable retention agreement, and are separate from, and in addition to, our annual bonus, merit increase, and equity award programs. We would not have awarded these bonuses absent the reorganization, the related expense is limited to the defined retention period, and we do not intend to offer similar bonuses as part of our ongoing compensation practices. We believe that excluding these costs facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance. Retention costs related to acquisitions continue to be included in transaction-related costs.
•Restructuring Costs and Other. We provide non-GAAP information that excludes restructuring costs and other which consist of severance and related employee benefit costs and the estimated costs of exiting and terminating facility lease commitments incurred in connection with restructuring plans approved by management, including our July 2026 workforce reorganization, as well as certain other costs related to our corporate restructuring activities that are not directly attributable to a restructuring plan. These restructuring costs are directly attributable to specific restructuring actions and would not have been incurred absent those actions. These costs are inconsistent in amount and are significantly impacted by the timing and nature of these events. Therefore, although we may incur these types of expenses in the future, we believe that eliminating these costs for purposes of calculating the non-GAAP financial measures facilitates a more meaningful evaluation of our operating performance and comparisons to our past operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except margin data)
GAAP operating income	$15,399	$10,867	$42,934	$21,847
Stock-based compensation expense and related employer-paid payroll taxes	8,912	12,156	30,936	37,990
Amortization of acquired technologies	4,232	4,240	12,710	12,636
Amortization of acquired intangibles	663	497	1,656	1,499
Transaction related costs	917	5,525	2,216	17,356
IP transfer costs	815	—	1,394	—
Retention bonuses	1,056	—	1,056	—
Restructuring costs and other	4,798	441	5,359	694
Non-GAAP operating income	$36,792	$33,726	$98,261	$92,022
GAAP operating margin	11.2%	8.3%	10.5%	5.8%
Non-GAAP operating margin	26.8%	25.7%	24.1%	24.2%
Adjusted EBITDA and Adjusted EBITDA Margin
We regularly monitor adjusted EBITDA and adjusted EBITDA margin, as they are measures we use to assess our operating performance. We define adjusted EBITDA as net income or loss, excluding amortization of acquired intangibles and developed technology, depreciation expense, income tax expense, interest expense, net, unrealized foreign currency losses (gains), transaction related costs, spin-off costs, stock-based compensation expense and related employer-paid payroll taxes, IP transfer costs, retention bonuses, and restructuring costs and other. We define adjusted EBITDA margin as adjusted EBITDA divided by total revenue. Transaction related costs, spin-off costs, stock-based compensation and related employer-paid payroll taxes, IP transfer costs, retention bonuses, and restructuring costs and other are described under Non-GAAP Operating Income and

Non-GAAP Operating Margin above. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands, except margin data)
Net income (loss)	$(4,373)	$914	$(4,296)	$(10,938)
Amortization	6,895	6,408	20,214	18,848
Depreciation	4,019	4,754	12,713	13,724
Income tax expense	11,898	6,272	22,328	14,636
Interest expense, net	8,057	8,631	23,989	23,792
Unrealized foreign currency losses (gains)	567	(4,213)	2,967	(2,619)
Transaction related costs	917	5,525	2,216	17,356
Stock-based compensation expense and related employer-paid payroll taxes	8,912	12,156	30,936	37,990
IP transfer costs	815	—	1,394	—
Retention bonuses	1,056	—	1,056	—
Restructuring costs and other	4,798	441	5,359	694
Adjusted EBITDA	$43,561	$40,888	$118,876	$113,483
Adjusted EBITDA margin	31.7%	31.2%	29.1%	29.9%
Liquidity and Capital Resources
Cash and cash equivalents were $92.5 million as of September 30, 2026. As our sales and operating cash flows are primarily generated in Canada and the United Kingdom, our international subsidiaries held approximately $86.7 million of cash and cash equivalents, of which 59.2%, 28.3%, 5.2%, and 2.0% were held in United States Dollars, Euros, Canadian Dollars, and British Pound Sterling, respectively. We intend either to invest our foreign earnings permanently into foreign operations or to remit these earnings to our United States entities in a tax-efficient manner. The U.S. Tax Cuts and Jobs Act of 2017 imposed a mandatory transition tax on accumulated foreign earnings and eliminates United States federal income taxes on foreign subsidiary distributions. As a result, our earnings in foreign jurisdictions are generally available for distribution to the United States without significant U.S. tax consequences.
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
In connection with the Separation and Distribution, on July 19, 2021, certain subsidiaries of the Company entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and collateral agent and the lenders from time to time party thereto. The Credit Agreement originally provided for $410.0 million of first lien secured credit facilities (the “Credit Facilities”), consisting of a $60.0 million revolving credit facility (the “Revolving Facility”), and a $350.0 million term loan facility (the “Term Loan”), and was amended in November 2025 to, among other things, increase the aggregate principal amount under the Term Loan to $400.0 million. The Revolving Facility is primarily available for general corporate purposes. We had total borrowings of $392.7 million and $393.9 million as of September 30, 2026 and December 31, 2025, respectively, net of unamortized discount and debt issuance costs of $5.4 million and $6.1 million, respectively. See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement.
In June 2026, we entered into an additional amendment to the Credit Agreement to add a delayed draw term loan facility (the “Delayed Draw Term Loan Facility”) with a committed borrowing availability of $75.0 million (the “Delayed Draw Term Loan”). The Credit Agreement, as amended, permits us to draw up to five times in the six months after the effective date of the amendment. Once funded, the Delayed Draw Term Loan’s maturity date and interest rate are equal to the existing Term Loan. As of September 30, 2026, there were no borrowings under the Delayed Draw Term Loan Facility.
In October 2026, we drew the entire $75.0 million available under the Delayed Draw Term Loan for general corporate purposes, share repurchases, and the deferred consideration payments related to the Adlumin acquisition in November 2026. See Note 8. Debt and Note 14. Subsequent Events in the Notes to Consolidated Financial Statements for further details regarding the Delayed Draw Term Loan Facility.
On March 11, 2025, our board of directors approved a share repurchase program (the “Repurchase Program”) authorizing the repurchase of up to $75.0 million of our common stock, par value $0.001 per share (the “Common Stock”). The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock. On August 26, 2026, our board of directors approved a $50.0 million increase to the Repurchase Program, increasing the total authorization to $125.0 million. Under the Repurchase Program, we repurchased 3,776,155 shares for $30.0 million during the year ended December 31, 2025. We repurchased 10,184,738 shares for $38.7 million during the three months ended September 30, 2026. As of September 30, 2026, $56.3 million remained available for repurchases under the Repurchase Program. See Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information on the Repurchase Program.
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
During the three months ended September 30, 2026 and 2025, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Summary of Cash Flows
Summarized cash flow information is as follows:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$72,785	$67,866
Net cash used in investing activities	(28,816)	(21,999)
Net cash used in financing activities	(58,186)	(37,134)
Effect of exchange rate changes on cash and cash equivalents	(5,140)	7,506
Net (decrease) increase in cash and cash equivalents	$(19,357)	$16,239
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
Cash provided by operating activities increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a decrease in net loss of $6.6 million and an increase in net cash inflows resulting from changes in operating assets and liabilities of $9.6 million, offset in part by a decrease in net cash inflows resulting from changes in non-cash items within net loss of $11.3 million. The increase in net cash inflows resulting from changes in our operating assets and liabilities of $9.6 million was primarily due to decreases in current contract assets, prepaid expenses and other current assets, accounts receivable, other long-term assets, and income tax receivable and increases in accounts payable and other long-term liabilities, offset in part by increases in recoverable taxes and operating lease right-of-use assets and decreases in deferred revenue, accrued liabilities and other, and income tax payable.
Investing Activities
Investing cash flows consist of cash used for capital expenditures, intangible assets, and asset acquisitions and cash provided by the return of deposits in escrow. Our capital expenditures principally relate to purchases of servers for cloud infrastructure primarily to support our data protection solutions, as well as leasehold improvements, computers and equipment to support our domestic and international office locations. Purchases of intangible assets consist of capitalized research and development costs.
Net cash used in investing activities increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases in capital expenditures to support our domestic and international office locations and cash outflows related to the Infrascale asset acquisition and a decrease in the return of deposits in escrow, offset in part by a decrease in capitalized research and development costs related to internal-use software.
Financing Activities
Financing cash flows consist of repurchases of our common stock, payments of tax withholding obligations related to restricted stock, deferred acquisition payments, proceeds from the issuance of common stock under employee stock plans, repayments of debt, and payments of debt issuance costs.

Net cash used in financing activities increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to increases in payments for the repurchase of common stock, deferred acquisition payments, payments of debt issuance costs, and repayments of borrowings related to the Credit Agreement, and a decrease in proceeds from the issuance of common stock under employee stock plans, offset in part by decreases in payments of tax withholding obligations related to restricted stock.
Contractual Obligations and Commitments
Other than as described below, as of September 30, 2026, there have been no material changes in our contractual obligations and commitments as of December 31, 2025, which were disclosed in our 2025 Annual Report.

On July 31, 2026, we entered into an amendment to an existing software licensing agreement with a technology vendor, establishing a new three-year minimum spend commitment of $56.0 million for the period from August 1, 2026 through July 31, 2029. If our actual spend under the agreement during that period is less than $56.0 million, we will owe the vendor the shortfall, payable no later than January 31, 2030. The amendment is part of an ongoing arrangement with this vendor, and we expect our spend in the normal course of business to meet the minimum commitment.
In connection with our July 29, 2026 asset acquisition from Infrascale, we may be required to make contingent payments based on Converted ARR, which are not subject to a maximum dollar amount. See Note 3. Acquisitions in the Notes to Consolidated Financial Statements for further details.
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
During the three months ended June 30, 2026, we identified indicators of potential impairment, primarily due to a sustained decline in our stock price and market capitalization, and performed an interim quantitative goodwill impairment test as of June 30, 2026. The fair value of our reporting unit exceeded its carrying value and, therefore, no goodwill impairment was recorded during the three months ended June 30, 2026.
During the three months ended September 30, 2026, we evaluated indicators of impairment for our single reporting unit, including an increase in our stock price, and determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value. As a result, Management concluded that a triggering event did not occur during the three months ended September 30, 2026 and a quantitative impairment test of goodwill was not required during the period.
The estimated fair value of our single reporting unit is affected by volatility in our stock price. As of June 30, 2026, we estimated that a decline in our stock price of approximately 17% would have reduced the estimated fair value of our single reporting unit to its carrying value. Following the increase in our stock price and a decrease in the carrying value of our reporting unit, primarily as a result of share repurchases, during the three months ended September 30, 2026, we estimate that a decline in our September 30, 2026 stock price of approximately 26% would reduce the estimated fair value of our single reporting unit to its carrying value. This sensitivity reflects a control premium consistent with the methodology described above. Before applying a control premium, our market capitalization was below the carrying value of our reporting unit by approximately 4% as of September 30, 2026.
If our stock price declines and such decline is sustained, or if other events or circumstances negatively affect the estimated fair value of our reporting unit, we may be required to perform interim impairment testing in future periods. If our market capitalization declines, or if our future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which such a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization, and will update our assessment and related estimates as needed in the future.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a full description of recently adopted accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash and cash equivalents of $92.5 million and $111.8 million at September 30, 2026 and December 31, 2025, respectively. Our cash and cash equivalents consist of bank demand deposits and money market funds and do not have material exposure to market risk. We hold cash and cash equivalents for working capital purposes. Our investments are made for capital preservation purposes, and we do not enter into investments for trading or speculative purposes.
We had total borrowings under the Credit Agreement, net of unamortized discount and debt issuance costs, of $391.6 million and $393.9 million as of September 30, 2026 and December 31, 2025, respectively. Under the Credit Agreement, borrowings denominated in U.S. dollars under the Revolving Facility bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.50% subject to an increase to 2.75% if our first lien net leverage ratio exceeds 2.50 to 1.00. Borrowings denominated in Euros under the Revolving Facility bear interest at a floating rate of an Adjusted Euro Interbank Offered Rate (“EURIBOR”) rate (subject to a “floor” of 0.0%) for a specified interest period plus the applicable margins described above. Under the Credit Agreement, borrowings under the Term Loan bear interest at a floating rate of an Adjusted SOFR rate (subject to a “floor” of 0.0%) for a specified interest period plus an applicable margin of 2.75%, subject to a reduction to 2.50% if our first lien net leverage ratio is equal to or lower than 1.65 to 1.00.
As of September 30, 2026 and December 31, 2025, the annual weighted-average interest rate on borrowings was 6.51% and 6.59%, respectively. If there was a hypothetical 100 basis point increase in interest rates, the annual impact to interest expense would be approximately $4.0 million as of both September 30, 2026 and December 31, 2025. This hypothetical change in interest expense has been calculated based on the variable rate borrowings outstanding at September 30, 2026 and December 31, 2025 and a 100 basis point per annum change in interest rate applied over a one-year period. Changes in interest rates have had and could continue to have an adverse impact on our financial results and cash flows since outstanding borrowings under the Credit Agreement bear interest at variable rates.
We do not have material exposure to market risk with respect to our cash and cash equivalents, as these consist primarily of highly liquid investments purchased with original maturities of three months or less as of September 30, 2026 and December 31, 2025, respectively.
See Note 8. Debt in the Notes to Consolidated Financial Statements for further details regarding the Credit Agreement and Interest Expense, Net of Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of the nine months ended September 30, 2026 and 2025 for further details on the current and expected continued impact of increases in interest rates on borrowings under the Credit Agreement.
Foreign Currency Exchange Risk
As a global company, we face exposure to adverse movements in foreign currency exchange rates. We primarily conduct business in the following locations: the United States, United Kingdom, European Union and Canada. This exposure is the result of selling in multiple currencies, growth in our international investments, additional headcount in foreign countries and operating in countries where the functional currency is the local currency. Specifically, our results of operations and cash flows are primarily subject to fluctuations in the following currencies: the Euro, British Pound Sterling and Canadian Dollar against the U.S. dollar. These exposures may change over time as business practices evolve and economic conditions change, including as a result of the impact on the global economy of, or governmental actions taken in response to, the Russia-Ukraine conflict, armed conflict in Iran, and other conflicts in the Middle East. Changes in foreign currency exchange rates have had and could continue to have an adverse impact on our financial results and cash flows.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our 2025 Annual Report except for the risk factor set forth below, which we first disclosed in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026.
We have identified a material weakness in our internal control over financial reporting and concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2026. Failure to remediate the material weakness or any other material weaknesses that we may identify in the future could result in material misstatements in our financial statements.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 11, 2025, our board of directors approved the Repurchase Program, authorizing the repurchase of up to $75.0 million of Common Stock. On August 26, 2026, our board of directors approved a $50.0 million increase to the Repurchase Program, increasing the total authorization to $125.0 million. Pursuant to the authorization, we may repurchase shares of Common Stock from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic, and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The Repurchase Program has no expiration date, may be suspended or discontinued at any time without notice, and does not obligate the Company to acquire any specific dollar amount or numbers of shares of Common Stock.
During the three months ended September 30, 2026, we repurchased shares of our common stock under the Repurchase Program as follows:

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
	(in thousands, except share and per share data)
July 1 - 31, 2026	—	$—	—	$45,000
August 1 - 31, 2026	5,109,491	$3.62	5,109,491	$76,488
September 1 - 30, 2026	5,075,247	$3.98	5,075,247	$56,310
Total	10,184,738		10,184,738
Item 5. Other Information
Other than as set forth below, during the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangements,” as defined under applicable law.
During the three months ended September 30, 2026, one of the Company’s officers adopted the stock trading plans described below:

Name and Title	Character of Trading Arrangement	Date Adopted	Duration of Trading Arrangement	Aggregate Number of Shares of Common Stock to be Sold Pursuant to Trading Arrangement

Kathleen Pai EVP, Chief People Officer	Rule 10b5-1 Trading Arrangement	8/20/2026	Until June 1, 2027	149,487
_________________
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

4.1
Stockholders' Agreement, dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

4.2
First Amendment to Stockholders' Agreement among the Company and the stockholders named therein, dated December 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 15, 2021).

4.3
Registration Rights Agreement, dated as of July 19, 2021, by and among N-able, Inc. and the stockholders named therein (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 20, 2021).

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

N-able, Inc.

Dated:	November 5, 2026	By:	/s/ Tim O'Brien

Tim O'Brien
Chief Financial Officer
(Principal Financial Officer)